Form 10-Q
period 2000-06-30
ITSA LTD
filed 2000-08-15
CIK 1120796

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549
                                        ------------

                                         FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to _____________

                                         ITSA LTD.
                   (Exact name of Registrant as Specified in its Charter)

                             COMMISSION FILE NUMBER: 0-28670

            CAYMAN ISLANDS                               NOT APPLICABLE
     (State or Other Jurisdiction
 of Incorporation or Organization)      (I.R.S. Employer Identification Number)

                      C/O ITSA-INTERCONTINENTAL TELECOMUNICACOES LTDA.
                                    SCS, QUADRA 07-BL.A
                               ED. EXECUTIVE TOWER, SALA 601
                                   70.300-911 BRASILIA-DF
                                           BRAZIL
               (Address, Including Zip Code, of Principal Executive Offices)

                                     011-55-61-314-9908
                    (Registrant's Telephone Number, Including Area Code)

                                       TV FILME, INC.*
                        (Former Name, if Changed Since Last Report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[   ] Yes  [ X ] No*

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ X ] Yes [ ] No*

      *Registrant became subject to filing requirements pursuant to Rule 12g-3 under the Securities Exchange Act of 1934 on July 21, 2000, when it became the successor in interest to TV Filme, Inc., a Delaware corporation.

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          CLASS                                         OUTSTANDING

      Ordinary Shares, par value $0.01                  10,000,000 shares
      per share.                                        as of August 11, 2000

                         TV FILME, INC. (PREDECESSOR TO ITSA LTD.)

                                           INDEX



PART I.  FINANCIAL INFORMATION                                       PAGE NO.

ITEM 1.Financial Statements

       Consolidated Balance Sheets as of December 31, 1999
       and June 30, 2000 (Unaudited).................................    2

       Unaudited Consolidated Statements of Operations for the Six
       Months Ended June 30, 1999 and the Six Months Ended
       June 30, 2000.................................................    3

       Unaudited Consolidated Statement of Changes in Stockholders'
       Equity at June 30, 2000.......................................    4

       Unaudited Consolidated Statements of Cash Flows for the Six
       Months Ended June 30, 1999 and June 30, 2000..................    5

       Notes to Unaudited Consolidated Financial Statements..........    6

ITEM 2.Management's Discussion and Analysis of Financial Condition
       and Results of Operations.....................................    8

ITEM 3.Quantitative and Qualitative Disclosures About Market Risk....   12


PART II.OTHER INFORMATION

ITEM 1.Legal Proceedings.............................................   13

ITEM 2.Changes in Securities and Use of Proceeds.....................   13

ITEM 3.Defaults Upon Senior Securities...............................   14

ITEM 4.Submission of Matters to a Vote of Security Holders...........   14

ITEM 5.Other Information.............................................   14

ITEM 6.Exhibits and Reports on Form 8-K..............................   14

SIGNATURES...........................................................   15

                         PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

                           TV FILME, INC. (PREDECESSOR
                         TO ITSA LTD.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                              DECEMBER 31,      JUNE 30,
                                                  1999            2000
                                              --------------  --------------
                                                              (UNAUDITED)
                                                     (IN THOUSANDS)
ASSETS
Current assets:
   Cash and cash equivalents............      $ 42,175           $36,533
   Accounts receivable, net.............         2,474             1,448
   Supplies.............................         2,750             3,016
   Prepaid expenses and other current assets     5,700             6,849
                                             --------------  --------------
     Total current assets...............        53,099            47,846
Property, plant and equipment, net......        25,005            22,320
Debt issuance costs, net................             0                 0
Other assets............................         5,218             7,170
                                              --------------  --------------
     Total assets.......................      $ 83,322           $77,336
                                              ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.....................      $  6,168           $ 8,448
   Payroll and other benefits payable...         1,577             1,833
   Accrued interest payable.............        18,776            27,538
   Accrued liabilities and taxes payable         7,543             8,819
   Senior Notes in default - Note 4.....       140,000           140,000
                                             --------------  --------------
     Total current liabilities..........       174,064           186,638
Deferred installation fees..............           900               507
Capital deficiency:
   Cumulative translation adjustment....        (7,182)           (6,387)
   Preferred stock, $.01 par value,
     1,000,000 shares
     authorized, no shares issued.......           --                --
   Common stock, $.01 par value,
     50,000,000 shares
     authorized, 10,824,594 and
     10,824,594 shares
     issued and outstanding............            108               108

   Additional paid-in capital...........        45,657            45,657
   Accumulated deficit..................      (130,225)         (149,187)
                                             --------------  --------------
     Total capital deficiency...........       (91,642)         (109,809)
                                             --------------  --------------
     Total liabilities and capital
          deficiency....................      $ 83,322          $ 77,336
                                              ==============  ==============

                             See accompanying notes.

                           TV FILME, INC. (PREDECESSOR
                         TO ITSA LTD.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                               JUNE 30,                JUNE 30,
                                         ----------------------   -------------------
                                            1999        2000       1999       2000
                                         -----------  ---------   --------   --------

Revenues..............................   $   6,812    $  5,675    $13,388    $11,585
Operating costs and expenses:
  System operating - Note 2...........       3,075       2,925      6,304      5,524
  Selling, general and administrative.       4,694       6,702      8,300     10,720
  Depreciation and amortization.......       3,728       2,869      7,760      5,964
                                         -----------  ---------   --------   --------
    Total operating costs and expenses.     11,497      12,496     22,364     22,208
                                         -----------  ---------   --------   --------
    Operating loss.....................     (4,685)     (6,821)    (8,976)   (10,623)

Other (expense) income:
  Interest and other expense - Note 5.       (4,761)     (4,679)   (10,633)   (10,473)
  Interest income.....................        1,788       1,387      3,931      2,769
                                         -----------  ---------   --------   --------
  Interest (expense) income, net......       (2,973)     (3,292)    (6,702)    (7,704)
  Monetary loss.......................       (2,414)     (2,824)   (29,408)     (635)
                                         -----------  ---------   --------   --------
    Total other (expense) income.......      (5,387)     (6,116)   (36,110)    (8,339)
                                         -----------  ---------   --------   --------
Net loss..............................   $  (10,072)   $(12,937)  $(45,086)  $(18,962)
                                         ===========  =========   ========   ========

Net loss per share, basic and diluted.   $    (0.93)  $   (1.20)  $  (4.16)  $  (1.75)
                                         ===========  =========   ========   ========
Weighted average number of shares of
  common stock and common stock
  equivalents outstanding.............       10,825      10,825     10,825     10,825
                                         ===========  =========   ========   ========


















                                  See accompanying notes.

                         TV FILME, INC. (PREDECESSOR TO
                           ITSA LTD.) AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000




                                                       ADDITIONAL          OTHER
                                                        PAID-IN       COMPREHENSIVE       ACCUMULATED
                            COMMON STOCK                CAPITAL            LOSS             DEFICIT       TOTAL
                              SHARES     PAR VALUE
                                                       (IN THOUSANDS, EXCEPT SHARES)

BALANCE AT DECEMBER 31, 1999  10,824,594   $108         $45,657          $(7,182)         $(130,225)    $ (91,642)

Cumulative translation
     adjustment..............         --     --             --               795                 --            795
Net loss for the period......         --     --             --                --            (18,962)      (18,962)

                              ----------   ----         -------          -------          ---------     ----------
BALANCE AT JUNE 30, 2000..... 10,824,594   $108         $45,657          $(6,387)         ($149,187)    $(109,809)
                              ==========   ====         =======          =======          ==========    ==========



































                             See accompanying notes.

                         TV FILME, INC. (PREDECESSOR TO
                           ITSA LTD.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                SIX MONTHS ENDED JUNE 30,
                                                -------------------------
                                                 1999              2000
                                                 ----              ----
                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss............................          $(45,086)         $(18,962)
Adjustments to reconcile net loss to
     net cash used in operating
     activities:
   Depreciation and amortization....             7,760             5,964
   Provision for losses on accounts
       receivable...................               631               247
   Amortization of debt issuance
     costs..........................            (1,535)                0
   Increase (decrease) in deferred
       installation fees............              (113)             (420)
   Monetary loss (gain).............            25,195              (635)
Changes in operating assets and
     liabilities:
   Increase (decrease) in accounts
       receivable...................              (920)              809
   Increase in supplies.............              (167)             (246)
   Increase in prepaid expenses and
       other current assets.........            (1,809)           (1,137)
   Decrease (increase) in other
       assets.......................               746            (1,920)
   Increase in accounts payable.....             1,722             2,261
   Decrease (increase) in payroll
       and other benefits payable...              (634)              248
   Increase in accrued interest
       payable......................             9,207             8,762
   Decrease (increase) in accrued
       liabilities and taxes
         payable....................              (131)            1,271
                                              ---------         --------
Net cash used for operating
  activities........................            (5,134)           (3,759)
                                              ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions:
     Property, plant and equipment...           (1,731)           (3,048)
                                              --------          --------
Net cash used in investing
  activities.........................           (1,731)           (3,048)
                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in payables to affiliates...                0                 0
                                              --------          --------
Net cash used for financing
  activities.........................                0                 0
                                              --------          --------
Effect of exchange rate changes on
  cash...............................           (7,556)            1,165
                                              --------          --------
Net change in cash and cash
  equivalents........................          (14,421)           (5,642)
                                              --------          --------
Cash and cash equivalents at
       beginning of period...........           57,492            42,175
                                              --------          --------
Cash and cash equivalents at end of
       period........................         $ 43,071          $ 36,533
                                              ========          ========


                             See accompanying notes.

                         TV FILME, INC. (PREDECESSOR TO
                           ITSA LTD.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A.  COMPANY BACKGROUND

      On July 21, 2000, ITSA Ltd., a Cayman Islands company, became the successor to TV Filme, Inc., a Delaware corporation, following the successful completion of a debt restructuring pursuant to a plan of reorganization of TV Filme, Inc. under Chapter 11 of the United States Bankruptcy Code. Unless otherwise indicated, ITSA Ltd., the successor company to TV Filme, Inc., will hereinafter be referred to as the "Company," and TV Filme, Inc., the predecessor company to ITSA Ltd., will hereinafter be referred to as "TV Filme."

      The Company develops, owns and operates broadband wireless telecommunications systems in markets in Brazil, offering video, high-speed Internet and data communications services. Through it subsidiaries, the Company has licenses in the cities of Brasilia, Goiania, Belem, Campina Grande, Caruaru, Porto Velho, Presidente Prudente, Bauru, Franca, Uberaba, Belo Horizonte and Vitoria, covering over 3 million households and approximately 13 million people.

      As a result of the economic slowdown in Brazil in years 1998 and 1999, and the devaluation of the Brazilian currency (the REAL) in 1999, among other factors, TV Filme selected a financial advisor, BT Alex. Brown (now Deutsche
Bank), to assist in evaluating strategic alternatives for the restructuring of its long term debt, represented by the 12-7/8% Senior Notes due 2004 (the "12-7/8% Senior Notes"). On August 13, 1999, TV Filme reached an agreement in principle with a committee representing holders of TV Filme's outstanding 12-7/8% Senior Notes. This agreement was effected on July 21, 2000 pursuant to a pre-arranged plan of reorganization which received court approval under Chapter 11 of the U.S. Bankruptcy Code on April 10, 2000. In accordance with the terms of the plan of reorganization, the 12-7/8% Senior Noteholders received a $25 million cash payment and their existing notes were converted into (i) Senior Secured Notes in the aggregate principal amount of $35 million, due 2004, at an interest rate of 12% per annum (interest payable-in-kind at the Company's option through its first four interest payments), and (ii) 80% of the new common equity of the reorganized Company. Current management received 15% of the new common equity, and the existing common stockholders of TV Filme received 5% of the new common equity of the reorganized Company. All outstanding stock options were cancelled. ITSA Ltd., (the reorganized Company) is a newly-formed Cayman Islands holding company and is the successor issuer to TV Filme, Inc. pursuant to Rule 12g-3 under the Securities Exchange Act. The 12% Senior Secured Notes were issued by ITSA-Intercontinental Telecommunicacoes Ltda., a wholly-owned subsidiary of the Company.

      On January 26, 2000, as part of the restructuring process, TV Filme filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, together with a pre-negotiated Plan of Reorganization implementing the agreed upon restructuring and the Disclosure Statement relating to such Plan, with the U.S. Bankruptcy Court for the District of Delaware. The court approved the Disclosure Statement on March 1, 2000. Following approval of the adequacy of the Disclosure Statement, ballots respecting the Plan were circulated to those parties entitled to vote on the Plan, and the Plan was confirmed at a hearing by the court on April 10, 2000. Overwhelming majorities of holders of TV Filme's 12-7/8% Senior Notes and holders of TV Filme's common stock voted in favor of the restructuring set forth in the Plan. Effectuation of the Plan was completed on July 21, 2000, following support from ANATEL (the Brazilian
Telecommunications Agency) and the Central Bank of Brazil. The Financial Statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this reorganization.

      B.  METHOD OF PRESENTATION

      The consolidated financial statements of TV Filme were prepared in accordance with generally accepted accounting principles in the United States in

U.S. dollars. Effective January 1, 1998, TV Filme determined that Brazil ceased to be a highly inflationary economy under Statement of Financial Accounting Standards No. 52. Accordingly, as of January 1, 1998, TV Filme began using the REAL as the functional currency of its Brazilian subsidiaries. As a result, all assets and liabilities are translated into dollars at period end exchange rates and all income and expense items are translated into U.S. dollars at the average exchange rate prevailing during the period.

      C.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

      TV Filme had an allowance for doubtful accounts of $651,000 at December 31, 1999 and $645,000 at June 30, 2000. Charges to the allowance during the six months ended June 30, 2000 were $490,000.

2.    RELATED PARTY TRANSACTIONS

      Substantially all programming is supplied by a subsidiary of Tevecap S.A. ("Tevecap"), a stockholder of the Company, pursuant to a programming contract. Amounts paid to such affiliate during the six months ended June 30, 1999 and 2000 were approximately $3,999,000 and $1,615,000, respectively.

3.    STOCK OPTIONS

      All outstanding stock options of TV Filme have been cancelled in conjunction with TV Filme's restructuring process under Chapter 11 of the U.S. Bankruptcy Code (see Note 1). The Company currently has no stock option plan in place.

4.    LONG-TERM DEBT

      On December 20, 1996, TV Filme issued $140 million principal amount of 12-7/8% Senior Notes due December 15, 2004. The proceeds of the 12-7/8% Senior Notes were loaned to ITSA-Intercontinental Telecomunicacoes S.A. and its subsidiaries ("ITSA") and evidenced by an intercompany note. Interest was payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 1997. Of the $140 million loaned to ITSA, approximately $33.5 million was used to purchase U.S. government securities. Cash received from scheduled interest and principal payments on such government securities was in an amount sufficient to provide for payment in full when due of the first four scheduled interest payments on the 12-7/8% Senior Notes, the last of which occurred on December 15, 1998. Until the third quarter of 1999, debt issuance costs were capitalized and amortized over the period of the debt under the effective yield method (see below).

      Under the provisions of the 12-7/8% Senior Note indenture, TV Filme was required to make semi-annual interest payments on June 15 and December 15 of each year to the noteholders. On June 15, 1999, TV Filme did not make the required interest payment, and did not make the payment within the subsequent 30 day grace period allowable under the terms of the indenture, which caused an event of default to occur. As a result of this event of default, TV Filme classified the 12-7/8% Senior Notes as a current liability as of June 30, 2000, in the accompanying balance sheet

      As discussed in Note 1, all outstanding 12-7/8% Senior Notes were exchanged in conjunction with TV Filme's reorganization for a combination of cash, 12% Senior Secured Notes of ITSA-Intercontinental Telecomunicacoes, Inc. (the Company's Brazilian subsidiary) and new common equity of the Company. The 12-7/8% Senior Notes were cancelled upon surrender.

5.    FOREIGN EXCHANGE CONTRACTS

      At December 31, 1999 and June 30, 2000, TV Filme had $28.0 million and $25.0 million, respectively, of foreign exchange contracts. The Company regularly enters into such contracts typically with a duration of six months or less. The contracts held at December 31, 1999 expired in February 2000 and the contracts held as of June 30, 2000 expired in July 2000. In general, these contracts permit the Company to receive in REAIS, at maturity, the dollar equivalent of the contract value calculated using the exchange rate as of the maturity date. At maturity, the Company is required to pay the contract value plus interest using the Brazilian interbank lending rate during the life of the contract. Net contract gains, if any, are subject to a 20% tax levied in Brazil. Realized gains and losses are reported in "Interest and other expense."

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND

      This Form 10-Q contains forward-looking statements, including pro forma information, which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in these forward-looking statements. The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

      Although TV Filme's financial statements are presented pursuant to United States generally accepted accounting principles in U.S. dollars, the Company's transactions are consummated in both REAIS and U.S. dollars. Inflation and devaluation in Brazil have had, and are currently having, substantial effects on the Company's results of operations and financial condition. See "-- Inflation and Exchange Rates."

      As a result of the changes in exchange rates during the periods presented, the period-to-period comparisons of TV Filme's results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance of the Company.

                                                       Three Months Ended June 30
                                            ----------------------------------------------
                                            1999       % OF REVENUE    2000    % OF REVENUE
                                           ------      ------------    ----    ------------

                                        (In thousands, except subscriber, per share and share data)

Revenue..............................       $ 6,812      100%         $ 5,675       100%
Operating costs and expenses:
  System operating................            3,075       45%           2,925        52%
  Selling, general and administrative         4,694       69%           6,702       118%
  Depreciation and amortization......         3,728       55%           2,869        51%
                                              ------      ------        ------      ----
    Total operating costs and expenses       11,497      169%          12,496       220%
                                             ------      ------        ------       ----
    Operating loss...................        (4,685)     (69%)         (6,821)     (120%)
Other income (expense):
  Interest and other expense........         (4,761)     (70%)         (4,679)      (82%)
  Interest  income..................          1,788       26%           1,387        24%
                                             ------      ------        ------       ----
  Interest income (expense), net....         (2,973)     (44%)         (3,292)      (58%)
  Monetary loss.....................         (2,414)     (35%)         (2,824)      (50%)
                                             -------     ------        --------     -----
    Total other income (expense)....          (5,387)     (79%)         (6,116)     (108%)
                                             -------     ------       --------     ------
Net loss............................        $(10,072)     (148%)      $(12,937)     (228%)
                                           =========     ========     ========    =======
Net loss per share..................        $  (0.93)                    (1.20)
                                           =========                  ========
Weighted average number of shares of
  Common stock and common stock
  Equivalents.......................          10,825                    10,825
                                           =========                   ========
Other Data:
  EBITDA (a)........................        $   (957)                  $(3,952)
                                           =========                  ========
  Number  of  subscribers  at  end of
  period ...........................          74,271                    73,637
                                           =========                  ========
  Number of operating  systems at end
  of period.........................               4                         4
                                           =========                  ========
  Exchange rate (R $: US $) at end
  of period.........................        1.7695:1                   1.800:1
                                           =========                  ========


                                                       Six Months Ended June 30
                                              -------------------------------------------
                                              1999     % OF REVENUE    2000    % OF REVENUE
                                            --------   ------------    ----    ------------
                                      (In thousands, except subscriber, per share and share data)
Revenue.................................   $  13,388      100%     $ 11,585       100%
Operating costs and expenses:
   System operating.....................       6,304       47%        5,524        48%
   Selling, general and administrative..       8,300       62%       10,720        93%
   Depreciation and amortization........       7,760       58%        5,964        51%
                                             -------     ------     -------       -----
    Total operating costs and expenses..      22,364      167%       22,208       192%
                                             -------     ------     -------       -----
    Operating loss......................      (8,976)     (68%)     (10,623)       (9%)
Other income (expense):
  Interest and other expense............     (10,633)     (79%)     (10,473)      (90%)
  Interest and other income.............       3,931       29%        2,769        24%
                                             -------     ------     -------       -----
  Interest income (expense), net........      (6,702)     (50%)      (7,704)      (66%)
  Monetary loss.........................     (29,408)    (220%)        (635)       (5%)
                                             --------   -------     -------       -----
    Total other  income  (expense), net      (36,110)    (270%)      (8,339)      (72%)
                                             -------    -------     -------       -----
Net loss................................    $(45,086)    (337%)    $(18,962)     (164%)
                                            ========    ======     ========      ======
Net loss per share......................    $  (4.16)              $  (1.75)
                                            ========               ========
Weighted average number of shares of
   common stock and common stock
   equivalents..........................      10,825                 10,825
                                            ========               ========
Other Data:
   EBITDA (a)...........................   $  (1,216)              $ (4,659)
                                           =========               ========
   Number  of  subscribers  at end of
    period..............................      74,271                 73,637
                                           =========               ========
   Number  of  operating  systems  at
    end of period.......................           4                      4
                                           =========               ========
   Exchange rate (R $: US $) at end
    of period...........................    1.7695:1               1.8000:1
                                           =========               ========

---------------
(a) EBITDA is defined as operating loss plus depreciation, amortization and non-cash charges. While EBITDA should not be construed as a substitute for operating loss or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with U.S. GAAP, it is included herein to provide additional information regarding the ability of the Company to meet its capital expenditures, working capital requirements and debt service. EBITDA, however, is not necessarily a measure of the Company's ability to fund its cash needs.

      NET LOSS. For the three months ended June 30, 2000 compared to the three months ended June 30, 1999, net loss increased to $(12.9) million versus $(10.1) million, or 28%, primarily due to the restructuring costs associated with TV Filme's restructuring. Net loss for the six months ended June 30, 2000 decreased from $(45.1) million for the six months ended June 30, 1999 to $(19.0) million, or 58%, primarily due to recovery from a monetary loss associated with TV Filme's net dollar-denominated liability position caused by a 51% devaluation of the REAL against the U.S. dollar in 1999, offset by the restructuring costs associated with TV Filme's restructuring.

      REVENUES. For the three months ended June 30, 2000 compared to the three months ended June 30, 1999, revenues decreased by 17%, primarily due to converting from a post-paid to a pre-paid subscription model in two of the Company's markets, Brasilia and Belem. Revenues for the six months ended June 30, 2000 decreased by 13% compared to the six months ended June 30, 1999, due primarily to converting from a post-paid to a pre-paid subscription model in two of the Company's markets, Brasilia and Belem.

      SYSTEM OPERATING EXPENSES. For the three months ended June 30, 2000 compared to the three months ended June 30, 1999, system operating expenses decreased by 5%, primarily due to a decrease in programming costs related to lower priced packages now offered by the Company. System operating expenses for the six months ended June 30, 2000 decreased by 12%, compared to the six months ended June 30, 1999, primarily due to a decrease in programming costs (14%) and a decrease in compensation and benefits expenses (9%).

      SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. For the three months ended June 30, 2000 compared to the three months ended June 30, 1999, SG&A expenses increased by 43% primarily due to the restructuring costs associated with TV Filme's restructuring as well as due to expenses related to the transition to the new pre-paid subscription model in the Belem system. SG&A expenses for the six month period ended June 30, 2000 increased by 29% compared to the six months ended June 30, 1999, primarily due to the restructuring costs associated with TV Filme's restructuring as well as due to expenses related to the transition to the new pre-paid subscription model in the Brasilia and Belem systems.

      DEPRECIATION AND AMORTIZATION. For the three months ended June 30, 2000 compared to the three months ended June 30, 1999, depreciation and amortization decreased by 23%, primarily due to assets becoming fully depreciated.
Depreciation and amortization for the six month period ended June 30, 2000 decreased by 23% compared to the six months ended June 30, 1999, primarily due to the reduction in asset values on a dollar basis, and assets becoming fully depreciated.

      INTEREST AND OTHER EXPENSE. For the three months ended June 30, 2000 compared to the three months ended June 30, 1999, interest expense decreased by 2%. Interest expense for the six month period ended June 30, 2000 decreased by 2% compared to the six months ended June 30, 1999.

      INTEREST INCOME. For the three months ended June 30, 2000 compared to the three months ended June 30, 1999, interest income decreased by 22%, primarily due to a decrease in the average cash balance between the two periods. Interest income for the six month period ended June 30, 2000 decreased by 30% compared to the six months ended June 30, 1999, primarily due to a decrease in the average cash balance between the two periods.

      MONETARY LOSS. Due to its net dollar-denominated liability position, the Company generates monetary losses in any reporting period in which the value of the REAL depreciates in relation to the value of the U.S. dollar. In the three months ended June 30, 2000, TV Filme generated a monetary loss of $2.8 million, compared to a monetary loss of $2.4 million in the three months ended June 30, 1999. In the six months ended June 30, 2000, TV Filme generated a monetary loss of $0.6 million, compared to a monetary loss of $29.4 million in the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

      The telecommunications business is capital intensive. From 1993 through the first part of 1996, TV Filme raised an aggregate of approximately $16.8 million through a series of private equity placements to Tevecap and Warburg, Pincus Investors, L.P. In August 1996, TV Filme completed an initial public offering with net proceeds to TV Filme of $24.4 million and in December 1996 TV Filme completed the sale of the 12-7/8% Senior Notes with net proceeds to the Company of approximately $134.0 million. In the past, working capital requirements have been primarily met by (i) venture capital financings, (ii) capital markets financings, (iii) vendor financing which generally requires payment within 420 days of shipment, some of which had been supported by irrevocable letters of credit guaranteed by Abril and certain of its affiliates and (iv) borrowings from Abril and certain affiliates. As of June 30, 2000, TV Filme had no outstanding borrowings from Abril and its affiliates and the Company does not expect to borrow from Abril or its affiliates in the future.

      In previous years, TV Filme made a substantial amount of import purchases of equipment with the use of letters of credit provided by banks in Brazil. As of June 30, 2000, TV Filme had no amounts outstanding under letters of credit. While the Company believes that lines of credit, additional vendor financing and other credit facilities are available, the terms and conditions of such financing vehicles are uncertain and may not be available on terms acceptable to the Company. As a result of reclassifying its 12-7/8% Senior Notes as a current liability, TV Filme had negative working capital at June 30, 2000 of $138.8 million. Net cash used in operating activities for the three months ended June 30, 2000 was $2.8 million.

      TV Filme's common stock outstanding before the reorganization was quoted on the OTC Bulletin Board. The ordinary shares of ITSA Ltd. issued in exchange for the outstanding shares of TV Filme common stock pursuant to the reorganization are currently tradeable in the non-bulletin board over-the-counter market. The Company expects the new shares to be listed on the OTC Bulletin Board following successful application by an OTC market maker and SEC approval of the Company's Current Report on Form 8-K filed on August 5, 2000, announcing that ITSA Ltd. is the successor company to TV Filme, pursuant to Rule 12g-3 under the Securities Exchange Act of 1934. The effects of shares trading in the over-the-counter market, as opposed to being listed on a National Exchange, include, without limitation, the limited release of market prices of the ordinary shares, limited news coverage of the Company, and restriction of investors' interest in the Company, and may have a material adverse effect on the trading market and prices for the ordinary shares, thereby affecting the Company's ability to issue additional securities or secure additional financing. In addition, because the ordinary shares are deemed penny stock under the Securities Enforcement Penny Stock Reform Act of 1990, additional disclosure is required in connection with trading in the ordinary shares, including delivery of a disclosure schedule explaining the nature and risk of the penny stock market. Such requirements could severely limit the liquidity of the ordinary shares.

      As a result of the economic slowdown in Brazil in years 1998 and 1999, and the devaluation of the Brazilian currency (the REAL) in 1999, among other factors, TV Filme selected a financial advisor, BT Alex. Brown (now Deutsche
Bank), to assist in evaluating strategic alternatives for the restructuring of its long term debt, represented by the 12-7/8% Senior Notes. On August 13, 1999, TV Filme Company reached an agreement in principle with a committee representing holders of TV Filme's outstanding 12-7/8% Senior Notes. This agreement was effected on July 21, 2000 pursuant to a pre-arranged plan of reorganization which received court approval under Chapter 11 of the U.S. Bankruptcy Code on April 10, 2000. In accordance with the terms of the plan of reorganization, the 12-7/8% Senior Noteholders received a $25 million cash payment and their existing notes were converted into (i) Senior Secured Notes in the aggregate principal amount of $35 million, due 2004, at an interest rate of 12% per annum (interest payable-in-kind at the Company's option through its first four interest payments), and (ii) 80% of the new common equity of the reorganized Company. Current management received 15% of the new common equity, and the existing common stockholders of TV Filme received 5% of the new common equity of the reorganized Company. All outstanding stock options were cancelled. ITSA Ltd. (the reorganized Company) is a newly-formed Cayman Islands holding company and is the successor issuer to TV Filme, Inc. pursuant to Rule 12g-3 under the Securities Exchange Act. The 12% Senior Secured Notes were issued by ITSA-Intercontinental Telecommunicacoes Ltda., a wholly-owned subsidiary of the Company.

      TV Filme made capital expenditures of approximately $1.4 million during the three months ended June 30, 2000. Such capital expenditures were financed with the proceeds from the 12-7/8% Senior Notes offering and from cash generated from the Company's operations.

      In September 1997, the Brazilian Ministry of Communications announced the bidding process by which additional licenses for wireless services would be awarded throughout the country. This award process commenced in October 1997. Due to legal challenges made to the bidding process by several bidders, the bidding process had been postponed for all markets. In July 1998, the license process for the smaller markets was reinstated and in the fourth quarter of 1998, TV Filme was awarded licenses to operate wireless services in the following seven additional cities: Campina Grande, Caruaru, Presidente Prudente, Bauru, Franca, Porto Velho and Uberaba. TV Filme paid an aggregate of $5.0 million for these seven licenses. In October 1999, TV Filme participated in another bidding process and won additional licenses for the cities of Belo Horizonte and Vitoria, for which it offered a total of $2.3 million.

      The Company, from time to time, may selectively pursue joint ventures or acquisitions in the broadband telecommunications industry, although it currently has no understanding, commitment or agreement with respect to any such joint venture or acquisition. As of June 30, 2000, of TV Filme's approximately $36.5 million in cash and cash equivalents, approximately $29.4 million (80%) was invested in U.S. dollar denominated securities. In the long term, the Company's funding needs are subject to a variety of factors, including, the number and size of new system launches or acquisitions, the implementation of alternative transmission technologies and the offering of additional telecommunications services. Accordingly, there can be no assurance that the Company will be able to meet its future funding needs.

INFLATION AND EXCHANGE RATES

      Inflation and exchange rate variations have had, and are expected to continue to have for the foreseeable future, substantial effects on the
Company's results of operations and financial condition. In periods of inflation, many of the Company's expenses will tend to increase. Generally, in periods of inflation, a company is able to raise its prices to offset the rise of its expenses and may set its prices without governmental regulation. However, under a Brazilian law designed to reduce inflation, the prices which the Company may charge to a particular subscriber may not be increased until the next anniversary of the subscriber's initial subscription date and may only be increased by a percentage no greater than the percentage of the increase in the general inflation rate which occurred during the subscriber's contract year. Thus, the Company is less able to offset expense increases with revenue increases. Accordingly, inflation may have a material adverse effect on the Company's results of operations and financial condition.

      Generally, inflation in Brazil has been accompanied by devaluation of the Brazilian currency relative to the U.S. dollar. The Company collects substantially all of its revenues in REAIS, but pays certain of its expenses, including a significant portion of its equipment costs, substantially all interest expense and most of its programming costs, in U.S. dollars. To the extent the REAL depreciates at a rate greater than the rate at which the Company is able to raise prices, the value of the Company's revenues (as expressed in U.S. dollars) is adversely affected. This effect on the Company's revenues also negatively impacts the Company's ability to fund U.S. dollar-based expenditures.

      As of January 1, 1998, TV Filme's financial statements reflect foreign exchange gains and losses associated with monetary assets and liabilities denominated in currencies other than the REAL. As a result, the devaluation of the REAL against the U.S. dollar has caused, and is expected to cause, for the foreseeable future, the Company to record a loss associated with its U.S. dollar monetary liabilities and a gain associated with its U.S. dollar monetary assets. Given that the Company has a net U.S. dollar monetary liability position, the net effect of the devaluation of the REAL against the U.S. dollar is to generate losses in the Company's financial statements. In order to protect against a possible further devaluation of the REAL, the Company may from time to time enter into certain foreign exchange contracts. See "Item 3. Quantitative and Qualitative Disclosures about Market Risk."

RECENT ECONOMIC EVENTS

      The economic and financial turmoil in Southeast Asia and the former Soviet Republics during 1997 and 1998 has had an impact on many emerging markets, including Brazil. As a result of these events, the Brazilian government originally took significant measures to protect the REAL, as well as the gains achieved over the last several years by the REAL Plan. Among other actions, Brazil's Central Bank significantly raised short-term interest rates during certain periods of time, and the Brazilian government announced a series of austerity measures, generally including budget cuts, restrictions on public indebtedness, tax increases, export incentives and restrictions on imports. These measures were designed to improve the country's fiscal and current account deficits and relieve pressure on the REAL. While short-term interest rates have declined over the past few months, the Brazilian government and the Central Bank of Brazil may take additional measures which could impact Company's financial results.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's primary market risk exposure is foreign currency exchange rate risk between the U.S. dollar and the Brazilian REAL. This is due to the fact that the Company has all of its operations based in Brazil, and most of its revenues and some of its expenses are denominated in REAIS while substantially all of its debt and many of its expenses and capital equipment needs are denominated in dollars. In addition, for operating purposes, the Company holds a significant portion of its available cash in REAIS.

      The Company manages its risk exposure on its available cash held in REAIS by purchasing, from time to time, foreign currency exchange contracts which have the effect of "locking-in" a dollar based exchange rate for the Company's cash held in Brazil. The Company believes that the cost of managing risk exposure to its dollar-denominated debt and expenses is too high to warrant an attempt at mitigating this risk.

      In an effort to protect against a possible devaluation of the REAL, TV Filme entered into the following foreign currency hedge contract, which was outstanding as of June 30, 2000 (this contract was entered into for purposes other than trading purposes):

-------------------------------------------------------------------------------
CONTRACT VALUE  EXCHANGE RATE  PREMIUM %  %CDI  CONTRACT DATE   EXPIRATION DATE

US$25,000,000   R$1.804:US$1   +2.5%      99.5% JUNE 12, 2000   JULY 11, 2000

-------------------------------------------------------------------------------

The above contract required TV Filme to pay, on the expiration date, an amount equal to the calculated interest (CDI--see below) on the contract value. On the expiration date TV Filme paid R$495,380.84, which amount, in REAIS, was calculated as follows: the "Contract Value R$" divided by the "Exchange Rate" times the sum of (the R$/US$ exchange rate in effect on the expiration date plus the "Premium %) less the "Contract Value R$."

"CDI" is the CERTIFICADO DE DEPOSITO INTERBANCARIO, or the interbank lending rate within Brazil.

The Company is currently not party to any outstanding foreign currency hedge contracts.

The Company has not entered into contracts for market risk sensitive instruments for trading purposes.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

      On January 26, 2000, as part of its restructuring process, TV Filme filed a voluntary petition under chapter 11 of the United States Bankruptcy Code, together with a pre-negotiated Plan of Reorganization and the Disclosure Statement relating to such Plan, with the U.S. Bankruptcy Court for the District of Delaware. The court approved the Disclosure Statement on March 1, 2000. Following approval of the adequacy of the Disclosure Statement, ballots respecting the Plan were circulated to those parties entitled to vote on the Plan, and the Plan was confirmed at a hearing by the court on April 10, 2000. Overwhelming majorities of holders of the 12-7/8% Senior Notes and holders of TV Filme's common stock voted in favor of the restructuring set forth in the Plan. The Brazilian Telecommunications Agency ("ANATEL") issued a response on April 28th, 2000, indicating full support for the restructuring and indicating that no further approval was necessary from the Agency. Effectuation of the Plan was completed on July 21, 2000, after receiving approval of the restructuring contemplated by the Plan from the Central Bank of Brazil.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

      As discussed in Note 1, the Company recently underwent a debt restructuring and reorganization, pursuant to which holders of the Company's outstanding 12-7/8% Senior Notes received a $25 million cash payment and their existing notes were converted into (i) Senior Secured Notes in the aggregate principal amount of $35 million, due 2004, at an interest rate of 12% per annum (interest payable-in-kind at the Company's option through the first four interest payments), and (ii) 80% of the new common equity of the reorganized Company. Current management received 15% of the new common equity, and the existing common stockholders of TV Filme received 5% of the new common equity of the reorganized Company. All outstanding stock options were cancelled.

      The 12% Senior Secured Notes were issued pursuant to an Indenture, dated as of July 20, 2000, among ITSA-Intercontinental Telecomunicacoes Ltda., as issuer, the several Guarantors named therein, and The Bank of New York, as trustee. The new common equity securities of the Company were issued pursuant to an exemption from securities law registration requirements provided by Section 1145(a) of the United States Bankruptcy Code and consist of one class of ordinary shares, $0.01 par value per share.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

      No defaults upon senior securities occurred during the quarter ended June 30, 2000.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5.     OTHER INFORMATION.

      None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   EXHIBITS

      27.   Financial Data Schedule.

      (b)   REPORTS ON FORM 8-K

      During the second quarter of 2000, the Company filed a Current Report on Form 8-K on April 25, 2000, pursuant to Item 3 thereof, announcing that, on April 10, 2000, the United States Bankruptcy Court for the District of Delaware confirmed the Company's First Amended Plan of Reorganization under chapter 11 of the United States Bankruptcy Code.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   August 14, 2000



                                    ITSA LTD.
                                    --------------------------------------------
                                    (Registrant)


                                    /s/ Hermano Studart Lins de Albuquerque
                                    --------------------------------------------
                                    Hermano Studart Lins de Albuquerque
                                    Chief Executive Officer (Principal
                                    Executive Officer)


                                    /s/ Carlos Andre Studart Lins de Albuquerque
                                    --------------------------------------------
                                    Carlos Andre Studart Lins de Albuquerque
                                    Acting Chief Financial Officer (Principal
                                    Financial and Accounting Officer)

                                  EXHIBIT INDEX



NO.              DESCRIPTION

2.1 Reorganization and Transfer Agreement, dated as of July 20, 2000, by and between TV Filme, Inc., a Delaware corporation, ITSA Ltd., a Cayman Islands corporation (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed on August 5, 2000).

4.1 Indenture, dated as of July 20, 2000, among ITSA-Intercontinental Telecomunicacoes Ltda., as issuer, the several Guarantors named therein, and The Bank of New York, as trustee.

27               Financial Data Schedule