Form 10-Q
period 2000-09-30
ITSA LTD
filed 2001-03-15
CIK 1120796

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

                           OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               -------       ------

                                    ITSA LTD.
             (Exact name of Registrant as Specified in its Charter)

                         COMMISSION FILE NUMBER: 0-28670

        CAYMAN ISLANDS                                  NOT APPLICABLE
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)

                C/O ITSA-INTERCONTINENTAL TELECOMUNICACOES LTDA.
                               SCS, QUADRA 07-BL.A
                          ED. EXECUTIVE TOWER, SALA 601
                             70.300-911 BRASILIA-DF
                                     BRAZIL
               (Address, Including Zip Code, of Principal Executive Offices)

                                     011-55-61-314-9904
                    (Registrant's Telephone Number, Including Area Code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[  ] Yes  [|X|] No*

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[   ] Yes [|X|] No*

* Registrant became subject to filing requirements pursuant to Rule 12g-3 under the Securities Exchange Act of 1934 on July 21, 2000, when it became the successor in interest to TV Filme, Inc., a Delaware corporation. Since July 21, 2000, Registrant has filed a Current Report on Form 8-K12G3 and a Quarterly Report on Form 10-Q for the Period Ended June 30, 2000. On November 14, 2000, Registrant filed a Notification of Late Filing on Form 12b-25 detailing the reasons for the delayed filing of this Quarterly Report on Form 10-Q for the period ended September 30, 2000.

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          CLASS                                         OUTSTANDING
          -----                                         ------------

      Ordinary Shares, par value $0.01                  10,000,000 shares
      per share.                                        as of February 28, 2001

                     ITSA LTD. (SUCCESSOR TO TV FILME, INC.)

                                      INDEX



PART I.  FINANCIAL INFORMATION                                       PAGE NO.
------------------------------                                       --------

ITEM 1. Financial Statements

        Consolidated Balance Sheets as of December 31, 1999
        and September 30, 2000 (Unaudited)........................    2

        Unaudited Consolidated Statements of Operations for the
        Three Months Ended September 30, 1999, the Twenty Days
        Ended July 20, 2000, and the Two Months and Eleven Days
        Ended September 30, 2000..................................    3

        Unaudited Consolidated Statements of Operations for the
        Nine Months Ended September 30, 1999, the Six Months
        and Twenty Days Ended July 20, 2000, and the Two Months
        and Eleven Days Ended September 30, 2000.................     4

        Unaudited Consolidated Statement of Changes in
        Stockholders' Equity for the Nine Months ended
        September 30, 2000.......................................     5

        Unaudited Consolidated Statements of Cash Flows for the
        Nine Months Ended September 30, 1999, the Six Months
        and Twenty Days Ended July 20, 2000 and the Two Months
        and Eleven Days Ended September 30, 2000.................     6

        Notes to Unaudited Consolidated Financial Statements......    7

ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.......................    10

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk    15


PART II.    OTHER INFORMATION

ITEM 1. Legal Proceedings.........................................    15

ITEM 2. Changes in Securities and Use of Proceeds.................    15

ITEM 3. Defaults Upon Senior Securities...........................    15

ITEM 4. Submission of Matters to a Vote of Security Holders.......    16

ITEM 5. Other Information.........................................    16

ITEM 6. Exhibits and Reports on Form 8-K..........................    16

SIGNATURES........................................................    17

                            PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                             ITSA LTD. (SUCCESSOR TO
                        TV FILME, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                             PREDECESSOR     SUCCESSOR
                                            DECEMBER 31,     SEPTEMBER 30,
                                                1999             2000
                                            --------------  ----------------
                                                     (UNAUDITED)
                                              (IN THOUSANDS OF US DOLLARS)
ASSETS
Current assets:
   Cash and cash equivalents............    $ 42,175           $ 6,379
   Accounts receivable, net.............       2,474             1,546
   Supplies.............................       2,750             2,745
   Prepaid expenses and other current          5,700             6,271
     assets.............................
                                            --------------  ----------------
     Total current assets...............      53,099            16,941
Property, plant and equipment, net......      25,005            18,275
Goodwill, net...........................          --            29,935
Other assets............................       5,218             6,077
                                            --------------  ----------------
     Total assets.......................    $ 83,322           $71,228
                                            ==============  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable.....................    $  6,168           $ 5,197
   Payroll and other benefits payable...       1,577             2,180
   Accrued interest payable.............      18,776             3,267
   Accrued liabilities and taxes payable       7,543             7,256
   Senior notes subject to Chapter 11        140,000              --
     proceeding.........................
                                            --------------  ----------------
     Total current liabilities..........     174,064            17,900
Senior notes, 12% interest                        --            35,000
Deferred installation fees..............         900               486
Stockholders' equity:
   Common stock, $.01 par value,
     20,000,000 shares authorized,
     10,824,594 shares (Predecessor)
     and 10,000,000 (Successor) issued
     and outstanding....................         108               100
   Additional paid-in capital...........      45,657            21,668
   Accumulated deficit..................    (130,225)           (2,851)
   Cumulative translation adjustment....      (7,182)           (1,075)
                                            --------------  ----------------
     Total stockholders' equity
        (deficiency)....................     (91,642)           17,842
                                            --------------  ----------------
     Total liabilities and stockholders'    $ 83,322           $71,228
       equity...........................    ==============  ================



                             See accompanying notes.

                              ITSA LTD. (SUCCESSOR
                       TO TV FILME, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)





                                                            SUCCESSOR
                               PREDECESSOR   PREDECESSOR    TWO MONTHS
                                  THREE      TWENTY DAYS    AND ELEVEN
                               MONTHS ENDED     ENDED       DAYS ENDED
                                SEPTEMBER       JULY        SEPTEMBER
                                   30,           20,           30,
                                  1999          2000          2000
                               -----------------------------------------
                            (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)
                               -----------------------------------------
Revenues                          $6,095        $1,459        $5,285
Operating costs and
expenses:
  System operating                 2,850           552         1,897
  Selling, general and
   administrative                  4,618         1,670         2,938
  Depreciation and
   amortization                    3,443           478         2,535
                               ------------- ------------- -------------
   Total operating costs
    and  expenses                 10,911         2,700         7,370
                               ------------- ------------- -------------
   Operating loss                 (4,816)       (1,241)       (2,085)

Other (expense) income:
  Interest and other
   expense                        (6,167)       (1,224)         (907)
  Interest and other
   income                          1,580           126           323
  Foreign exchange loss           (6,492)         (143)         (182)
                               ------------- ------------- -------------
   Total other (expense)
   income                        (11,079)       (1,241)         (766)
                               ------------- ------------- -------------

Loss before
  reorganization items
  and extraordinary item         (15,895)       (2,482)       (2,851)
Reorganization items:
  Reorganization costs              (840)            -             -
  Adjust accounts to fair
  value                                -        (3,221)            -
                               ------------- ------------- -------------
   Total reorganization
   items                            (840)       (3,221)            -
                               ------------- ------------- -------------
Loss before extraordinary
 item                            (16,735)       (5,703)       (2,851)
Extraordinary item:
  Extinguishment of debt               -        87,585             -
                               ------------- ------------- -------------
Net Income (loss)               $(16,735)      $81,882       $(2,851)
                               ============= ============= =============

Basic earnings (loss) per
  share:
 Before extraordinary item        $(1.55)       $(0.53)       $(0.29)
 Extraordinary item                    -          8.09             -
                               ------------- ------------- -------------
 Net income (loss)                $(1.55)       $ 7.56        $(0.29)
                               ============= ============= =============
 Weighted average
  shares outstanding           10,824,594   10,824,594     10,000,000



                             See accompanying notes.

                              ITSA LTD. (SUCCESSOR
                       TO TV FILME, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                PREDECESSOR   PREDECESSOR        SUCCESSOR
                                NINE MONTHS   SIX MONTHS AND   TWO MONTHS AND
                                   ENDED      TWENTY DAYS     ELEVEN DAYS ENDED
                               SEPTEMBER 30,  ENDED JULY 20,    SEPTEMBER 30,
                                    1999          2000             2000
                              -------------------------------------------------
                               (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)
                              -------------------------------------------------
Revenues                          $19,483       $13,044        $5,285
Operating costs and
 expenses:
  System operating                  9,154         6,076         1,897
  Selling, general and
   administrative                  12,324         9,681         2,938
  Depreciation and
   amortization                    11,202         6,442         2,535
                                ------------- ------------- -------------
   Total operating costs
    and  expenses                  32,680        22,199         7,370
                                ------------- ------------- -------------
   Operating loss                 (13,197)       (9,155)       (2,085)

Other (expense) income:
  Interest and other
   expense                        (16,799)      (11,697)         (907)
  Interest and other
   income                           5,510         2,895           323
  Foreign exchange loss           (35,900)        (778)          (182)
                                ------------- ------------- -------------
   Total other (expense)
    income                        (47,189)       (9,580)         (766)
                                ------------- ------------- -------------

Loss before
  reorganization items
  and extraordinary item          (60,386)      (18,735)       (2,851)
Reorganization items:
  Reorganization costs             (1,435)       (2,709)            -
  Adjust accounts to fair
   value                                -        (3,221)            -
    Total reorganization        ------------- ------------- -------------
    items                          (1,435)       (5,930)            -

Loss before extraordinary
 item                             (61,821)      (24,665)       (2,851)
Extraordinary item:
  Extinguishment of debt                -        87,585             -
Net income (loss)                $(61,821)      $62,920       $(2,851)
                                ============= ============= =============

Basic earnings (loss) per
  share:
 Before extraordinary item        $(5.71)       $(2.28)       $(0.29)
 Extraordinary item                    -          8.09             -
                               ------------- ------------- -------------
 Net income (loss)                $(5.71)       $ 5.81        $(0.29)
                               ============= ============= =============
 Weighted average
  shares outstanding           10,824,594   10,824,594     10,000,000


                             See accompanying notes.

                             ITSA LTD. (SUCCESSOR TO
                        TV FILME, INC.) AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000




                                     ADDITIONAL                OTHER
                     COMMON STOCK     PAID-IN   ACCUMULATED COMPREHENSIVE
                    SHARES  PAR VALUE CAPITAL     DEFICIT      LOSS       TOTAL
                    ------  --------- ---------  ---------- ------------- -----
                              (IN THOUSANDS OF US DOLLARS, EXCEPT SHARES)
PREDECESSOR BALANCE
 AT DECEMBER 31,
   1999............ 10,824,594 $108  $45,657    $(130,225)   $(7,182)  $(91,642)
Predecessor
  cumulative
  translation
  adjustment.........       --   --      --           --       1,683       1,683
Predecessor net income
  for the period.....       --   --      --        62,920         --      62,920
Effect of reorganization
 and fresh-start accounting:
Cancellation of
  Predecessor
  equity..........(10,824,594)(108)      --           --          --       (108)
Issuance of new
  shares
  pursuant to the
  Plan of
  Reorganization.. 10,000,000  100     17,423         --          --     17,523
Fresh-start
  accounting
  valuation adjustment     --    --   (41,412)     67,305       5,499    31,392
                  --------------------------------------------------------------

SUCCESSOR BALANCE AT
  JULY 21,
  2000...........  10,000,000  100     21,668         --          --     21,768
Successor cumulative
  translation
  adjustment.......        --   --       --           --       (1,075)   (1,075)
Successor Net Loss
  for the period....       --   --       --       (2,851)         --     (2,851)
                  --------------------------------------------------------------

SUCCESSOR BALANCE AT
  SEPTEMBER 30,
 2000............ 10,000,000  $100    $21,668    $(1,075)   $(2,851)    $17,842
                  ==============================================================





                             See accompanying notes.

                             ITSA LTD. (SUCCESSOR TO
                        TV FILME, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)




                                      PREDECESSOR   PREDECESSOR  SUCCESSOR
                                        NINE        SIX MONTHS   TWO MONTHS
                                       MONTHS       AND TWENTY   AND ELEVEN
                                        ENDED       DAYS ENDED   DAYS ENDED
                                      SEPTEMBER 30,  JULY 20,   SEPTEMBER 30,
                                         1999         2000         2000
                                      ------------  ----------  ------------
                                            (IN THOUSANDS OF US DOLLARS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                     $ (61,821)    $ 62,920    $  (2,851)
Adjustments to reconcile net income
(loss) to net cash
provided by (used in)
 operating activities:
 Depreciation and amortization           10,885        6,442        2,535
 Allowance for doubtful accounts          1,140          548          254
 Amortization of debt issuance costs      1,405           -             -
 Deferred installation fees                (234)        (392)           19
 Gain on disposal of property,
  plant and equipment                                   (197)          (42)
 Foreign exchange loss                   31,687          778           182
 Adjust accounts to fair value                -        3,221             -
 Extinguishment of debt                       -      (87,585)            -
Changes in operating assets
   and liabilities:
     Accounts receivable                 (1,253)        535          (454)
     Supplies                               370        (250)          164
     Prepaid expenses and other
        current assets                   (3,098)     (1,297)          540
     Other assets                           956        (779)         (317)
     Accounts payable                     2,448         142        (1,675)
     Payroll and other benefits
        payable                            (349)        738           (11)
     Accrued interest payable            13,713     (16,148)          886
     Accrued liabilities and taxes
        payable                           2,864         492           186
                                      ------------  ----------  ------------
Net cash provided by (used in)
operating activities                      (1,287)   (30,832)         (584)
                                      ------------  ----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and
 equipment                                 (2,845)    (4,382)       (1,498)
Sales of property, plant and
 equipment                                               709           187
                                      ------------  ----------  ------------
Net cash used in investing
 activities                                (2,845)    (3,673)       (1,311)
                                      ------------  ----------  ------------

Effect of exchange rate changes on
 cash                                      (8,954)       591            13
                                      ------------  ----------  ------------
Net change in cash and cash
 equivalents                              (13,086)   (33,914)       (1,882)

Cash and cash equivalents at
 beginning of period                       57,492     42,175         8,261
                                      ------------  ----------  ------------
Cash and cash equivalents at end of
 period                                 $  44,406    $ 8,261       $ 6,379
                                      ============  ==========  ============



                             See accompanying notes.

                             ITSA LTD. (SUCCESSOR TO
                        TV FILME, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


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

      Since fresh-start reporting has been reflected in the accompanying consolidated financial statements as of September 30, 2000, which are those of a reorganized entity, certain material aspects of these financial statements are not comparable to such statements of any prior period.

      As a result of the economic slowdown in Brazil in years 1998 and 1999, and the devaluation of the Brazilian currency (the REAL) in 1999, among other factors, TV Filme selected a financial advisor, BT Alex. Brown (now Deutsche
Bank), to assist in evaluating strategic alternatives for the restructuring of its long term debt, represented by the 12-7/8% Senior Notes due 2004 (the "12-7/8% Senior Notes"). On August 13, 1999, TV Filme reached an agreement in principle with a committee representing holders of TV Filme's outstanding 12-7/8% Senior Notes. This agreement was effected on July 21, 2000 pursuant to a pre-arranged plan of reorganization which received court approval under Chapter 11 of the U.S. Bankruptcy Code on April 10, 2000. In accordance with the terms of the plan of reorganization, the 12-7/8% Senior Noteholders received a $25 million cash payment and their existing notes were converted into (i) Secured Notes in the aggregate principal amount of $35 million, due 2004, at an interest rate of 12% per annum (interest payable-in-kind at the Company's option through its first four interest payments), and (ii) 80% of the new common equity of the reorganized Company. Current management received 15% of the new common equity, and the existing common stockholders of TV Filme received 5% of the new common equity of the reorganized Company. All outstanding stock options were cancelled. ITSA Ltd., (the reorganized Company) is a newly-formed Cayman Islands holding company and is the successor issuer to TV Filme, Inc. pursuant to Rule 12g-3 under the Securities Exchange Act. The 12% Senior Secured Notes were issued by ITSA-Intercontinental Telecommunicacoes Ltda., a wholly-owned subsidiary of the Company.

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

      The Company offers a pre-paid subscription video service, called MAISTV, which is comprised of a self-install kit available in retail stores in most of the cities where the company has operations.

      ITSA was also the first company in Brazil to launch a high-speed internet access system using the technology of high-speed modems. The system, called LINKEXPRESS, has been available on a commercial basis in the city of Brasilia since 1998.

      The Company has all its licenses covering the frequency band from 2,500 to 2,686 MHz. In the third quarter of 2000, ANATEL -- the Brazilian
Telecommunications Agency -- approved and awarded additional spectrum to the Company, in the frequency band of 2,170 to 2,182 MHz. Currently, with a total of 198 MHz of spectrum available in each market, the Company is able to offer a wide range of two-way advanced communication services, including high-speed data services and high-speed Internet, both to the residential and the corporate market. The Company also owns additional specific licenses, which allow the offering of voice and VPN (Virtual Private Network) corporate services.
Currently, the Company owns and operates its own NOC -- Network Operating Control Center -- which is located in its headquarters in Brasilia.

      Additionally, the Company owns and maintains its proprietary SMS -- Services Management System -- called Mythos, which was developed in-house and customized to the Brazilian needs and standards. This advanced software package allows the Company to have full control of every aspect of its businesses, from marketing to sales, customer service, technical support, inventory control and billing. The Company believes that the ability to control and customize the SMS is a key point in quickly offering reliable services to the market. Recently, the Company has licensed its software to some third party operations in Brazil.

      B.  METHOD OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the three- and nine-months periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

      The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements.

      For further information, refer to the consolidated financial statements and footnotes thereto included in the TV Filme, Inc.'s annual report on Form 10-K for the year ended December 31, 1999.

      C.  COMPREHENSIVE INCOME

      Total comprehensive loss of the Company was $3,926,000 for the two months and eleven days ended September 30, 2000. Total comprehensive income (loss) of TV Filme was $(15,170,000) and $(64,429,000) for the three months and nine months ended September 30, 1999 and $82,770,000 and $64,603,000 for the twenty days and the six months and twenty days ended July 20, 2000.

2.    LONG-TERM DEBT

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

      As of September 30th 2000, the Company had $35.0 million of 12% Senior secured Notes.

3.    FRESH START ACCOUNTING AND REORGANIZATION

      The Company's unaudited consolidated financial statements as of September 30, 2000 have been presented in conformity with the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." While it was in Chapter 11, TV Filme adopted fresh-start reporting and gave effect to its emergence as of July 21, 2000. Under fresh-start accounting, all assets and liabilities are restated to reflect their reorganized value, which approximates fair value and equity based upon the appraised reorganization value of TV Filme.

      The Predecessor's reorganization value of $76,184 was based on a valuation performed by an independent firm using discounted cash flows and other economic measures. The value resulted in a greater value than the carrying value of the net assets. As such, the difference of $31,413 was recorded as goodwill.

      The following journal entries record the provisions of the Plan and the adoption of fresh-start accounting:



                                             EXCHANGE
                                    DEBT       OF     FRESH
                    PRECONFIRMATION DISCHARGE STOCK   START   REORGANIZE
                    --------------- --------- ------- ------  ----------
                                 (IN THOUSANDS)
ASSETS
------
CURRENT ASSETS
  Cash and cash
   equivalents       $  36,163   $(27,902)  $       $       $  8,261
  Accounts
   receivable, net       1,380                                 1,380
  Supplies               2,976                                 2,976
  Prepaid expense
   and other
   current assets        6,964                                 6,964
                    ------------- -------- -------- ------- ----------
   Total Current
    Assets              47,483    (27,902)     -      -       19,581

Property, plant
 and equipment,
 net                    28,260          -      -    (3,221)   25,039

  Goodwill                   -                      31,413    31,413

  Other assets             151                                   151

                    ------------- -------- -------- ------- ----------
TOTAL ASSETS         $  75,894    $(27,902) $  -   $ 28,192 $ 76,184
                    ============= ======== ======== ======= ==========




                                              EXCHANGE
                                     DEBT       OF     FRESH
                    PRECONFIRMATION DISCHARGE  STOCK   START   REORGANIZE
                    --------------- --------- -------- ------- ----------
                                    (IN THOUSANDS)
LIABILITIES AND
 STOCKHOLDERS'
  EQUITY

CURRENT LIABILITIES
  Accounts payable   $   7,739    $(2,902)    $          $    $4,837
  Payroll and
   other benefits
   payable               2,243                                 2,243
  Accrued interest
   payable              27,450    (25,000)                     2,450
  Accrued
   liabilities and
   taxes payable         9,407                                 9,407
  Senior notes in
   default             140,000   (140,000)
                    ------------- -------- -------- ------- ----------

   Total Current       186,839   (167,902)    -      -        18,937
    Liabilities

SENIOR NOTES, 12%
  INTEREST                         35,000                     35,000

DEFERRED
 INSTALLATION FEES         479                                   479

MINORITY INTERESTS         (21)                          21

STOCKHOLDER'S
 EQUITY
  Common stock             108         86    (94)                100
  Additional
   paid-in capital      45,657     17,329     94    (41,412)  21,668
  Accumulated
   deficit            (130,225)                     130,225
  Net income (loss)    (21,444    87,585            (66,141)
Cumulative
    Translation
    Adjustment          (5,499)                       5,499
                    ------------- -------- -------- ------- ----------

   Total
    Stockholders'
    Equity            (111,403)   105,000      -     28,171   21,768


                    ------------- -------- -------- ------- ----------
TOTAL LIABILITIES
AND STOCKHOLDERS'
EQUITY               $  75,894    $(27,902) $  -    $28,192  $ 76,184
                    ============= ======== ======== ======= ==========


      The Company's pre-petition liabilities open at September 30, 2000, amounted to $694 and were all related to professional fees.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

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

RESULTS OF OPERATIONS

     Although the Company's financial statements are presented in U.S. dollars and pursuant to accounting principles generally accepted in the United States, the Company's transactions are consummated in both REAIS and U.S. dollars. Inflation and devaluation in Brazil have had substantial effects on the Company's results of operations and financial condition. See "-- Inflation and Exchange Rates."

      As a result of the changes in exchange rates during the periods presented, the period-to-period comparisons of the Company's results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance of the Company.

      Effective January 26, 2000, the Company emerged from Chapter 11 bankruptcy proceedings and implemented "fresh start accounting". Accordingly, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the Pre-Confirmation periods. However, for purposes of this discussion, the two months and eleven days ended September 30, 2000 have been combined to the twenty days ended July 20, 2000 and to the six months and twenty days ended July 20, 2000 and then compared to the nine and three months period ended September 30, 1999, respectively. Differences between periods due to fresh start accounting are explained when necessary. The following table is included solely for use in comparative analysis of results of operations, and to complement management's discussions and analysis:


                                          THREE MONTHS ENDED SEPTEMBER 30
                                     -------------------------------------------
                                         1999     % OF        2000      % OF
                                                 REVENUE               REVENUE
                                        (IN THOUSANDS, EXCEPT SUBSCRIBER DATA)
Revenue...........................     $6,095      100%     $6,744       100%
Operating costs and expenses:
  System operating................      2,850       47%      2,449        36%
  Selling, general and administrative   4,618       76%      4,608        68%
  Depreciation and amortization...      3,443       56%      3,013        45%
                                       ------      ------   ------       ----
    Total operating costs and
    expenses......................     10,911      179%     10,070       149%
    Operating loss................     (4,816)     (79%)    (3,326)      (49%)
Other income (expense):
  Interest and other expense......     (6,167)    (101%)    (2,131)      (32%)
  Interest and other income.......      1,580       26%        449         7%
                                       ------      ------   ------       ----
  Interest and other income
  (expense), net..................     (4,587)     (75%)    (1,682)      (25%)
  Foreign exchange loss...........     (6,492)     (107%)     (325)       (5%)
                                       -------     ----------------      -----
    Total other (expense) income..     (11,079)    (182%)   (2,007)       30%
                                       --------    ----------------      ----
Loss before reorganization items
   and extraordinary item..........    (15,895)    (261%)   (5,333)      (79%)

Reorganization items:
  Reorganization costs
  Adjust accounts to fair value         (840)      (14%)    (3,221)      (48%)
                                      ---------    -------- -------      -----
   Total reorganization items           (840)      (14%)    (3,221)      (48%)
                                      ---------    -------- -------      -----
Loss before extraordinary item        (16,735)    (275%)    (8,554)      (127%)
Extraordinary item:
  Extinguishment of debt                                     87,585     1,299%
                                      ---------    -------- -------     ------
NET INCOME (LOSS)                     $(16,735)   (275%)    $79,031     1,172%
                                      ========    ======     ======     ======
Other Data:
  EBITDA (a)......................     $(1,373)             $ (313)
                                       ========             =======
  Number  of  subscribers  at  end of
   period .........................     73,162              77,725
                                       ========            ========
  Number of operating  systems at end
   of period.......................          4                   4
                                       ========            ========
  Exchange  rate  (R $:  US $) at end
   of period.......................    1.9223:1            1.8437:1
                                       ========            ========



                                            NINE MONTHS ENDED SEPTEMBER 30
                                     -------------------------------------------
                                         1999     % OF        2000      % OF
                                                 REVENUE               REVENUE
                                        (IN THOUSANDS, EXCEPT SUBSCRIBER DATA)
Revenue...........................     $19,483     100%     $ 18,329     100%
Operating costs and expenses:
   System operating...............      9,154       47%      7,973        43%
   Selling, general  and
    administrative................     12,324       63%     12,619        69%
   Depreciation and amortization..     11,202       57%      8,977        49%
    Total   operating  costs  and      -------     ------   ------       ----
     expenses.....................     32,680      168%     29,569       161%
                                       -------     ------   ------       ----
    Operating loss................    (13,197)     (68%)   (11,240)      (61%)
Other income (expense):
  Interest and other expense......    (16,799)     (86%)   (12,604)      (69%)
  Interest and other income.......      5,510       28%      3,218       (18%)
                                       ------      ------   ------       -----
  Interest income (expense), net..    (11,289)     (58%)    (9,386)      (51%)
  Foreign exchange loss...........    (35,900)    (184%)      (960)       (5%)
                                       --------    ------  --------      -----
      Total other expense, net....     (47,189)    (242%)  (10,346)      (56%)
                                       --------    ------  --------      -----
Loss before reorganization items
 and extraordinary item...........     (60,386)    (310%)  (21,586)     (118%)
Reorganization items:
  Reorganization costs                 (1,435)      (7%)    (2,709)      (15%)
  Adjust accounts to fair value                             (3,221)      (18%)
                                      ---------    -------- -------      -----
   Total reorganization items          (1,435)      (7%)    (5,930)      (32%)
                                      ---------    -------- -------      -----
Loss before extraordinary item        (61,821)    (317%)    (27,516)    (150%)
Extraordinary items:
  Extinguishment of debt                                     87,585      478%
                                      ---------   --------  -------      -----
NET INCOME (LOSS)                     (61,821)    (317%)    $60,069      328%
                                      ========    ======     ======      ====
Other Data:
   EBITDA (a).....................    $(1,995)              $(2,263)
                                      ========              ========
   Number  of  subscribers  at end of
    period .......................     73,162                77,725
                                      ========              ========
   Number  of  operating  systems  at
    end of period.................          4                     4
                                      ========              ========
   Exchange  rate  (R $: US $) at end
    of period.....................    1.9223:1             1.8437:1
                                      =========            =========


-----------------------------
      (a) EBITDA is defined as operating loss plus depreciation and amortization. While EBITDA should not be construed as a substitute for operating loss or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with U.S. GAAP, it is included herein to provide additional information regarding the ability of the Company to meet its capital expenditures, working capital requirements and debt service. EBITDA, however, is not necessarily a measure of the Company's ability to fund its cash needs.

      NET INCOME (LOSS). For the three months ended September 30, 2000 compared to the three months ended September 30, 1999, net income (loss) was $79.0 million versus $(16.7) million, primarily due to reduced interest expenses, a decrease in recorded currency exchange loss, a decrease in operating loss and the reorganization and the extraordinary item associated with TV Filme's restructuring. Net income (loss) for the nine months ended September 30, 2000 was $60.1 million as compared to $(61.8) million for the nine months ended September 30, 1999, primarily due to recovery from a monetary loss associated with the Company's net dollar-denominated liability position caused by a 51% devaluation of the REAL against the U.S. dollar in 1999 and the reorganization and the extraordinary item associated with TV Filme's restructuring.

      REVENUES. For the three months ended September 30, 2000 compared to the three months ended September 30, 1999, revenues increased by 11%, primarily due to an increase of 2,000 in the average number of subscribers and an increase of 7% in the average monthly fee. Revenues for the nine months ended September 30, 2000 decreased by 6% compared to the nine months ended September 30, 1999, due primarily to converting from a post-paid to a pre-paid subscription model in two of the Company's markets, Brasilia and Belem.

      SYSTEM OPERATING EXPENSES. For the three months ended September 30, 2000 compared to the three months ended September 30, 1999, system operating expenses decreased by 14%, primarily due to a reduction of programming costs related to lower priced packages now offered by the Company. System operating expenses for the nine months ended September 30, 2000 decreased by 13%, compared to the nine months ended September 30, 1999, primarily due to a reduction of programming costs related to lower priced packages now offered by the Company.

      SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. For the three months ended September 30, 2000 compared to the three months ended September 30, 1999, SG&A expenses did not vary significantly. SG&A expenses for the nine month period ended September 30, 2000 increased by 2% compared to the nine months ended September 30, 1999, primarily due to expenses related to the transition to the new pre-paid subscription model in the Brasilia and Belem systems.

      DEPRECIATION AND AMORTIZATION. For the three months ended September 30, 2000 compared to the three months ended September 30, 1999, depreciation and amortization decreased by 12%, primarily due to assets becoming fully depreciated. Depreciation and amortization for the nine month period ended September 30, 2000 decreased by 20% compared to the nine months ended September 30, 1999, primarily due to assets becoming fully depreciated.

      INTEREST AND OTHER EXPENSE. For the three months ended September 30, 2000 compared to the three months ended September 30, 1999, interest and other expense decreased by 65%, primarily due to a decrease in liability position associated with TV Filme's restructuring process. Interest and other expense for the nine month period ended September 30, 2000 decreased by 25% compared to the nine months ended September 30, 1999, primarily due to a decrease in liability position associated with TV Filme's restructuring process.

      INTEREST AND OTHER INCOME. For the three months ended September 30, 2000 compared to the three months ended September 30, 1999, interest and other income decreased by 72%, primarily due to a decrease in the average cash balance between the two periods. Interest and other income for the nine month period ended September 30, 2000 decreased by 42% compared to the nine months ended September 30, 1999, primarily due to a decrease in the average cash balance between the two periods.

      FOREIGN EXCHANGE LOSS. Due to its net dollar-denominated liability position, the Company generates monetary losses in any reporting period in which the value of the REAL depreciates in relation to the value of the U.S. dollar. In the three months ended September 30, 2000, the Company generated a monetary loss of $0.3 million, compared to a monetary loss of $6.5 million in the three months ended September 30, 1999. In the nine months ended September 30, 2000, the Company generated a monetary loss of $1.0 million, compared to a monetary loss of $35.9 million in the nine months ended September 30, 1999.

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

      In previous years, TV Filme made a substantial amount of import purchases of equipment with the use of letters of credit provided by banks in Brazil. As of September 30, 2000, TV Filme had no amounts outstanding under letters of credit. Pursuant to the terms of a commitment letter executed by various proposed lenders (including certain shareholders of the Company) on July 20, 2000, the Company is able to borrow, on a secured basis, $10,000,000 of additional capital for use in its operations. While the Company believes that lines of credit, additional vendor financing and other credit facilities are available, the terms and conditions of such financing vehicles are uncertain and may not be available on terms acceptable to the Company. As a result of reclassifying its 12-7/8% Senior Notes as a current liability, TV Filme had negative working capital at September 30, 2000 of $1.0 million. Net cash used in operating activities for the nine months ended September 30, 2000 was $31.4 million.

      Common shares of the Company are currently tradable in the over-the-counter market and are listed on the OTC Bulletin Board. The effects of shares trading in the over-the-counter market, as opposed to being listed on a National Exchange, include, without limitation, the limited release of market prices of the ordinary shares, limited news coverage of the Company, and restriction of investors' interest in the Company, and may have a material adverse effect on the trading market and prices for the ordinary shares, thereby affecting the Company's ability to issue additional securities or secure additional financing. In addition, because the ordinary shares are deemed penny stock under the Securities Enforcement Penny Stock Reform Act of 1990, additional disclosure is required in connection with trading in the ordinary shares, including delivery of a disclosure schedule explaining the nature and risk of the penny stock market. Such requirements could limit the liquidity of the common shares.

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

      The Company made capital expenditures of approximatley $2.2 million during the three months ended September 30, 2000. Such capital expenditures were financed with the proceeds from the 12% Senior Notes offering and from cash generated from the Company's operations.

      As of September 30, 2000, of the Company's approximately $6.4 million in cash and cash equivalents, approximately $1.2 million (19%) was invested in U.S. dollar denominated securities. In the long term, the Company's funding needs are subject to a variety of factors, including, the number and size of new system launches or acquisitions, the implementation of alternative transmission technologies and the offering of additional telecommunications services. Accordingly, there can be no assurance that the Company will be able to meet its future funding needs.

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

RECENT ECONOMIC EVENTS

      In August of 2000, the Brazilian Congress passed and approved a new law #9998 - August 17th, which establishes a new tax to be paid monthly by every telecommunications operator in the country. This tax, called FUST -- Fundo de Universalizacao dos Servicos de Telecommunicacoes (Fund for the Universalization of Telecommunications Services) -- will be calculated based on 1% (one percent) of the total gross income of every operation, and will become effective on January 2001. This tax will adversely affect the Company's results of operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
            ----------------------------------------------------------

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

      No material legal proceedings in which the Company or any of its subsidiaries is a party, or of which any of their property is subject, are currently pending, nor have any such proceedings been terminated during the third quarter of 2000. See Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000, for a description of legal proceedings which took place during the first and second quarters of 2000.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.
            -----------------------------------------

      None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.
            -----------------------------------------

      None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
            ---------------------------------------------------

      None.

ITEM 5.     OTHER INFORMATION.

      None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.
            --------------------------------

      (a)   Exhibits

      27.   Financial Data Schedule.

      (b)   REPORTS ON FORM 8-K

      During the third quarter of 2000, the Company filed a Current Report on Form 8-K12G3 on August 4, 2000, pursuant to Item 5 thereof, announcing that, following the successful reorganization of TV Filme, the Company had become the successor in interest to TV Filme pursuant to Rule 12g-3 of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:      March 15, 2001




                                    ITSA LTD.
                                    ---------------------------------------
                                    (Registrant)


                                    /s/ Hermano Studart Lins de Albuquerque
                                    ---------------------------------------
                                    Hermano Studart Lins de Albuquerque
                                    Chief Executive Officer (Principal
                                    Executive Officer)


                                    /s/ Carlos Andre Studart Lins de Albuquerque
                                    ---------------------------------------
                                    Carlos Andre Studart Lins de Albuquerque
                                    Acting Chief Financial Officer (Principal
                                    Financial and Accounting Officer)

                                  EXHIBIT INDEX




NO.               DESCRIPTION

27               Financial Data Schedule