Form 10-K
period 2000-12-31
ITSA LTD
filed 2001-04-16
CIK 1120796

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   __________

                                    FORM 10-K

                FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
         SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from     to

                         Commission File Number: 0-28670

                                    ITSA LTD.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       CAYMAN ISLANDS                                NOT APPLICABLE
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

              C/O ITSA - INTERCONTINENTAL TELECOMUNICACOES LTDA.
                               SCS, QUADRA 07-BL.A
                       ED. TORRE PATIO BRASIL , SALA 601
                           70.307-901 BRASILIA - DF
                                     BRAZIL
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

    Registrant's telephone number, including area code: 011-55-61-314-9904

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: Common Stock, par
                            value $0.01 per share

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

[X] Yes  [ ] No

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 16, 2001 was approximately $2,375,106.50.

    As of April 14, 2001, 10,000,000 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

    DOCUMENTS INCORPORATED BY REFERENCE.  None.

==============================================================================

                TABLE OF CONTENTS

PART

      I......................................................................1
Item
      Business...............................................................1

      Background.............................................................1

      Restructuring and Plan of Reorganization...............................2

      Company Overview.......................................................2

      Brazilian Pay Television Industry......................................3

      Brazilian Boradband Market.............................................3

      Operating Systems and the Company's Markets............................4

      New Markets............................................................6

      Mais TV Operating Model................................................6

      Programming............................................................6

      High Speed Internet Access Service.....................................7

      Operations.............................................................8

      Employees..............................................................9

      Facilities and Equipment...............................................9

      Competition...........................................................10

      Regulatory Environment................................................10

Item 2.  Properties.........................................................13

Item 3   Legal Proceedings..................................................13

Item 4.  Submission of Matters to a Vote of Security Holders................13

PART II.....................................................................13

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters............................................................13

Item 6.  Selected Financial Data............................................14

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..............................................16

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.........26

Item 8.  Financial Statements and Supplementary Data........................26

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................41

PART III....................................................................41

Item 10.  Directors and Executive Officers of the Registrant................41

Item 11.  Executive Compensation............................................42

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management........................................................44

Item 13.  Certain Relationships and Related Transactions....................45

PART IV.....................................................................45

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K...............................................................45

          CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

      STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS
INCLUDE: STATEMENTS REGARDING THE COMPANY'S EXPANSION PLANS, THE IMPACT OF COMPETITION, THE START-UP OF CERTAIN OPERATIONS, THE BRAZILIAN WIRELESS AUCTION PROCESS AND TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS, INCLUDING THE COMPANY'S ABILITY TO MEET FUTURE CASH REQUIREMENTS. ALL FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY (AS HEREINAFTER DEFINED) AS OF THE DATE THIS REPORT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS SET FORTH IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE RESULTS."

                                     PART I

ITEM 1.     BUSINESS.

      On July 21, 2000, ITSA Ltd., a Cayman Islands company, became the successor to TV Filme, Inc., a Delaware corporation, following the successful completion of a debt restructuring pursuant to a plan of reorganization of TV Filme, Inc. under Chapter 11 of the United States Bankruptcy Code. Unless otherwise indicated, ITSA Ltd., the successor company to TV Filme, Inc., along with its subsidiaries, will hereinafter be referred to as "ITSA" or the "Company," and TV Filme, Inc., the predecessor company to ITSA Ltd., will hereinafter be referred to as "TV Filme."

      Except as otherwise noted, financial information has been presented in U.S. dollars. The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") in U.S. dollars.

BACKGROUND

      The predecessor of TV Filme was founded in 1989 by certain members of the Company's current senior management team. In September 1989, TV Filme was granted a license to operate a wireless cable television system in Brasilia, the capital of Brazil, and commenced operations in 1990 with a one channel offering. Licenses to operate the Goiania and Belem Systems were acquired in 1994 from TVA Sistema de Televisao S.A. ("TVA Sistema"), a subsidiary of Tevecap S.A. ("Tevecap").

      TV Filme was organized in 1996 under the laws of the State of Delaware. Its largest stockholders include Warburg, Pincus Investors, L.P. ("Warburg, Pincus"); Tevecap, one of the leading pay television operators in Brazil; and certain members of management and their family.

      During 1998 and the first quarter of 1999, TV Filme faced significant challenges that ultimately affected TV Filme's ability to pay interest on its outstanding 12 7/8% senior notes due 2004 (the "Senior Notes") issued pursuant to an indenture dated as of December 20, 1996 (the "Indenture"). The Brazilian government's delay in granting wireless cable television licenses, the instability in emerging markets, the devaluation of the Brazilian currency, the REAL, and the resulting decline in consumer spending on subscription television in the markets in which TV Filme's subsidiaries provide services, significantly impacted TV Filme's business plan and its ability to service its indebtedness under the Indenture and continue as a going concern. While TV Filme decided to commence discussions with holders of the Senior Notes to pursue a comprehensive financial and operational restructuring plan, TV Filme failed to make the required interest payment on the Senior Notes on June 15, 1999.

      The Indenture provided that failure to pay interest on the Senior Notes, if not cured within 30 days of such failure, constitutes an Event of Default under Section 6.1(b) of the Indenture. Section 6.2 of the Indenture provides that upon the occurrence of an Event of Default, holders of at least 25% in principal amount of the outstanding Senior Notes may declare the unpaid principal of, and any accrued interest on, all the Senior Notes to be due and payable immediately.

RESTRUCTURING AND PLAN OF REORGANIZATION

      On August 13, 1999, TV Filme reached an agreement in principle with a committee representing holders of TV Filme's outstanding Senior Notes. This Agreement was effected on July 21, 2000 pursuant to a pre-arranged plan of reorganization which received court approval under Chapter 11 of the U.S. Bankruptcy Code on April 10, 2000. In accordance with the terms of the plan of reorganization, the Senior Noteholders received a $25 million cash payment and their existing notes were converted into (i) Secured Notes in the aggregate principal amount of $35 million, due 2004, at an interest rate of 12% per annum (interest payable-in-kind at the Company's option through its first four interest payments), and (ii) 80% of the new common equity of the reorganized Company. Current management received 15% of the new common equity, and the existing common stockholders of TV Filme received 5% of the new common equity of the reorganized Company. All outstanding stock options were cancelled. ITSA Ltd. (the reorganized Company) is a newly-formed Cayman Islands holding company and is the successor issuer to TV Filme, Inc. pursuant to Rule 12g-3 under the Securities Exchange Act. The 12% Senior Secured Notes were issued by ITSA-Intercontinental Telecommunicacoes Ltda., a wholly-owned subsidiary of the Company.

      On January 26, 2000, as part of the restructuring process, TV Filme filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, together with a pre-negotiated Plan of Reorganization implementing the agreed upon restructuring and the Disclosure Statement relating to such Plan, with the U.S. Bankruptcy Court for the District of Delaware. The court approved the Disclosure Statement on March 1, 2000. Following approval of the adequacy of the Disclosure Statement, ballots respecting the Plan were circulated to those parties entitled to vote on the Plan, and the Plan was confirmed at a hearing by the court on April 10, 2000. Overwhelming majorities of holders of TV Filme's 12-7% Senior Notes and holders of TV Filme's common stock voted in favor of the restructuring set forth in the Plan. Effectuation of the Plan was completed on July 21, 2000, following support from ANATEL (the Brazilian Telecommunications Agency) and the Central Bank of Brazil.

COMPANY OVERVIEW

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

      The Company has all its licenses covering the frequency band from 2,500 to 2,686 MHz. In the third quarter of 2000, ANATEL -- the Brazilian
Telecommunications Agency -- approved and awarded additional spectrum to the Company, in the frequency band of 2,170 to 2,182 MHz. Currently, with a total of 198 MHz of spectrum available in each market, the Company is able to offer a wide range of two-way advanced communication services, including high-speed data services and high-speed Internet, to both the residential and the corporate market. The Company also owns additional specific licenses, which allow the offering of voice and VPN (Virtual Private Network) corporate services.
Currently, the Company owns and operates its own NOC -- Network Operating Control Center -- which is located in its headquarters in Brasilia.

      Additionally, the Company owns and maintains its proprietary SMS -- Services Management System -- called Mythos, which was developed in-house and customized to Brazilian needs and standards. This advanced software package allows the Company to have full control of every aspect of its businesses, from marketing to sales, customer service, technical support, inventory control and billing. The Company believes that the ability to control and customize the SMS is a key point in quickly offering reliable services to the market. Recently, the Company has licensed its software to some third party operations in Brazil.

      In addition to satellite competitors that operate on a national basis in Brazil, hardwire cable providers operate or hold licenses to operate in virtually all of the Company's licensed markets.

      The Company believes that the wireless technology is well suited to its current and potential target markets and is an attractive alternative to existing television, Internet and telecommunications services. Wireless telecommunications services can be deployed more rapidly than most alternative technologies and provides immediate coverage of entire markets, enabling services to be delivered to all potential subscribers that are in the unobstructed path of the transmission tower. Wireless services often can be deployed at a significantly lower system capital cost per installed subscriber than hardwire cable and other wire-based technologies because incremental investment is generally only undertaken in response to customer demand with the addition of each new subscriber. The Company believes that subscribers to television, Internet and telecommunication services in Brazil are generally indifferent to the method of delivery of these services.

BRAZILIAN PAY TELEVISION INDUSTRY

      The pay television industry in Brazil began in 1989 with the commencement of UHF service in Sao Paulo. In contrast to the U.S., the Brazilian hardwire cable industry and wireless cable industry began developing concurrently. By December 31, 2000, approximately 231 hardwire cable licenses and 73 wireless licenses had been issued by the Brazilian government. The Company believes that as of December 31, 2000, approximately 20% of Brazilian homes were passed by hardwire cable as compared to over 80% in the U.S. Brazil is the largest television market in Latin America with an estimated 33 million television households. As of December 31, 2000, the Company estimates that there were approximately 3.3 million pay television subscribers, representing approximately 10% of Brazilian television households.

      As of December 31, 1995, Brazilian television households viewed an average of more than 6.5 hours of television per day, as compared to an average of 6.8 hours per day in the United States. Viewers prefer Portuguese language programming, including movies, sports and "novelas" (soap operas). The second language of many Brazilians is English. U.S. culture generally, and U.S. films, shows and sports in particular, are popular with Brazilians. Programming content for pay television systems in Brazil is offered by the Globo Organization, independent providers and by Neo-TV, a recently formed association to help operators negotiate and purchase programming. In general, much of the Brazilian programming transmitted by pay television systems, such as HBO Brazil, ESPN International and MTV Latino, is based on formats found in the U.S. In addition, there are channels which include programs directly from the U.S., such as Warner and Sony, as well as channels from Europe and other countries in Latin America.

BRAZILIAN BROADBAND MARKET

      Brazilians were introduced to broadband services only three years ago when, on an experimental basis, TV Filme starting operating a service called LinkExpress in the city of Brasilia, which provided one-way Internet access service using high-speed modems.

      In December 2000, ITSA Ltd. (formerly TV Filme) through its subsidiary LinkExpress, launched its two-way broadband service. By the end of that year, both one and two-way services, were being offered commercially to 2,500 subscribers.

      Only recently, Brazilian companies have been investing in high-speed Internet access services, using cable modem and DSL systems.

      Brasil Telecom, Telefonica de Espana, Telemar, Globocabo, TVA and Link Express are the leading companies that have responded to growing market demand for high-speed Internet access.

      Reported estimates indicate that there are approximately 10,000,000 Internet users in Brazil and 100,000 subscribers have access to high-speed Internet services.

      JP Morgan Analysts estimate that the growth rate of Internet users in Brazil is approximately 38% per year from 1999 to 2004 and 23 % per year from 2005 to 2010 . Estimates for the growth rate of PC installed base is 24% per year, from 1999-2004 and 16% per year from 2005-2010 (see "Industry Analysis - Latin Telcos in the Internet Age - April 14, 2000" JP Morgan).

OPERATING SYSTEMS AND THE COMPANY'S MARKETS

      The table below provides information regarding the Company's markets as of December 31, 2000:

                         ESTIMATED      ESTIMATED     ESTIMATED    NUMBER      FULL
                           TOTAL          TOTAL          LOS         OF       LAUNCH

                        POPULATION(1) HOUSEHOLDS(1)  HOUSEHOLDS(2)CHANNELS(3)  DATE

                        ------------- -------------- ------------ ---------------------

OPERATING MARKETS:

Brasilia...............   2,177,504      514,776       453,000       37      Feb.
                                                                             1994(4)

Belem.................. 1,771,417        440,651       370,000       36      Feb. 1995
Goiania................ 1,605,396        397,080       297,000       36      Jan. 1995
Campina Grande.........   523,854         99,592        80,000       36      May 1999
                        ------------- -------------- ------------
Total in Operating      6,078,171      1,452,099      1,200,000
Markets................
                        ============= ============== ============
New Markets (5)........ 7,127,553      1,765,176     1,412,000

                        ============= ============== ============
-----------

(1) Represents the Company's estimate of the population and the total number of total households within the greater metropolitan areas of each of its markets. The Company's estimates for Brasilia, Goiania, Belem and Campina Grande are based on data from the 2000 Census - Preliminary Data conducted by the Brazilian Institute of Geography and Statistics (IBGE) as adjusted to reflect estimated total household growth. Includes potential households which will receive the signal through the use of repeaters.

(2) Represents the Company's estimate of the number of LOS households within the licensed radius in each market (ranging from 15-35 kilometers) that can receive an adequate signal from the Company.

(3) Includes six local off-air VHF/UHF channels in Brasilia and five local off-air VHF/UHF channels in each of Goiania, Belem and Campina Grande which are offered to the Company's subscribers in addition to the Company's authorized channels.

(4) Date when the Brasilia System increased its channel offering from four channels to eight channels. The Brasilia System began service with one channel in 1990.

(5) Represents the eight markets for which the Company has been awarded licenses to operate new MMDS systems.

      BRASILIA SYSTEM. Brasilia, the capital of Brazil, had an estimated greater metropolitan population of approximately 2.2 million as of December 31, 2000. Brasilia, which is located in the interior of Brazil, was established in the early 1960's as a planned city when the capital of Brazil was moved from Rio de Janeiro. Brasilia's generally flat topography is advantageous for wireless technologies. In addition, Brasilia's zoning provisions favor MMDS by requiring that residential buildings be of a similar height and located together. The Company's current 35 kilometer coverage territory encompasses approximately 514,000 households which the Company believes can be served by LOS transmission.

      The Brasilia System, launched in 1990 with one channel, increased to three channels in July 1992, to four channels in September 1992, to eight channels in February 1994, to 16 wireless cable channels in November 1994 and to 24 wireless cable channels by the end of 1997. The Brasilia System transmits at 50 watts of power per channel from a transmission tower which is 300 feet above average terrain. The main competitors in the pay television area in the city of Brasilia are NET Brasilia, a hardwire cable operator and affiliate of the Globo Organization in addition to DirecTV and Sky, DTH operators. The Company believes that, at December 31, 2000, it was the largest pay television provider in Brasilia based on the total number of subscribers.

      In December 1997, the Company began providing high speed Internet access, under the brand name of LinkExpress, to its customers in Brasilia. This service, which uses wireless cable modems for delivery of access at much higher speeds than conventional phone line access to subscribers, is believed to be the first marketed use of cable modem technology in Brazil. In the first years of operation, LinkExpress offered high-speed Internet access services with a phone-return. In this system, data were transmitted to the customers using the wireless technology, while requests from subscribers to the network were performed with the use of phone-lines. In the third quarter of 2000, ANATEL -- the Brazilian Telecommunications Agency -- approved and awarded additional spectrum to the Company, in the frequency band of 2,170 to 2,182 MHz. With the additional spectrum, the Company was able to offer LinkExpress in a two-way platform. In this new system, customers transmit and receive data signals through the wireless platform, without the use of the telephone. The main competitors in the area of high-speed Internet service in Brasilia are NET Brasilia and Brasil Telecom, the telephone operator in the city. See "- High Speed Internet Access Service."

      BELEM SYSTEM. Belem, with an estimated greater metropolitan population of approximately 1.8 million as of December 31, 2000, lies at the mouth of the Amazon River and is a major trading port for the rich natural resources of the Amazon rain forest. The Company launched service in Belem in February 1995. Although the city is relatively flat, trees block wireless cable transmission in Belem more often than they do in Brasilia and Goiania and thus, the Belem System requires increased utilization of signal repeaters. The Belem System reaches the greater Belem area, including the cities of Mosqueiro, Ananindeua, Icoaraci and Marituba and the islands of Outeiro and Barcarena. The Company's current 30 kilometer coverage territory encompasses approximately 370,000 households which the Company believes can be served by LOS transmission.

      The Belem System transmits at 50 watts of power per channel from a transmission tower which is 300 feet above average terrain. The main competitors in the pay television area in Belem are ORM Cabo, an independent hardwire cable operator in addition to DirecTV and Sky, DTH operators. The Company does not offer the high-speed Internet service in the city of Belem, although it may do so in the future.

      GOIANIA SYSTEM. Goiania, with an estimated metropolitan population of approximately 1.6 million as of December 31, 2000, is located approximately 100 miles southwest of Brasilia. Goiania is the capital of the state Goias, and, like Brasilia, its topography is favorable to LOS transmission because the city is relatively flat. The Company launched service in Goiania in January 1995. The Company's current 30 kilometer coverage territory encompasses approximately 297,000 households which the Company believes can be served by LOS transmission.

      The Goiania System transmits at 50 watts of power per channel from a transmission tower which is 350 feet above average terrain. The main competitors in the pay television area in the city of Goiania are NET Goiania, a hardwire cable operator and affiliate of the Globo Organization in addition to DirecTV and Sky, DTH operators. The Company believes that, at December 31, 2000, it was the second largest pay television provider in Goiania based on total number of subscribers. The Company does not offer the high-speed Internet service in the city of Goiania, although it may do so in the future.

      CAMPINA GRANDE SYSTEM. Campina Grande, with an estimated metropolitan population of approximately 0.5 million as of December 31, 2000, is located approximately 80 miles west of Joao Pessoa, the capital of the state of Paraiba. Similar to Brasilia and Goiania, the topography of Campina Grande is favorable to LOS transmission. The Company launched service in Campina Grande in May 1999, exclusively using the MAIS TV operating model (see below). The Company's current licensed coverage radius encompasses approximately 80,000 households that the Company believes can be served by LOS transmission.

      The Campina Grande system transmits at 20 watts of power per channel from a transmission tower that is approximately 2,500 feet above sea level. There is currently no hardwire cable operation in Campina Grande. The Company does not offer the high speed Internet service in this city, although it may do so in the future.

NEW MARKETS

      The Company has been awarded licenses to operate MMDS systems in the following eight markets: Bauru, Belo Horizonte, Caruaru, Franca, Porto Velho, Presidente Prudente, Uberaba and Vitoria. The Company believes that, in the aggregate, these eight markets collectively encompass a total population of approximately 7.1 million, total households of approximately 1.8 million and LOS households of approximately 1.4 million. Bauru, Belo Horizonte, Franca, Presidente Prudente and Vitoria have operating hardwire cable competitors. The Company has implemented the transmission system in the markets of Bauru, Caruaru, Franca, Porto Velho, Presidente Prudente and Uberaba and the service is commercially available to customers, although the Company has been unable to market its services aggressively. The Company is still implementing the transmission system in the cities of Belo Horizonte and Vitoria.

MAIS TV OPERATING MODEL

      In May 1999, with the launch of the Campina Grande system, the Company created and implemented a new pay television operating model, "Mais TV." The major differences between the MAIS TV model and the previous model are:

o Customers choose from three to five different programming packages and may vary their choice each and every month.

o All services are offered exclusively on a prepaid basis. The customer receives a booklet which is to be filled out monthly, including the programming package selected. With this information, the Company, upon receipt of payment notification from the bank, is able to activate the selected programming package for the customer.

o To initiate service, the customer purchases, from either a local store or the Company's local showroom, an installation kit. Prices for these kits are approximately $25, on average. Installation services, if desired by the customer, may be contracted for separately, either with the Company or with approved third-party installation companies.

      Based on the success of the Campina Grande launch, the Company decided to implement this new operating model in each of its existing (and future) operations. The Goiania system switched over to the new model in September/October 1999 , the Brasilia system switched in March 2000 and Belem system switched in July 2000.

      PROGRAMMING

      The Company purchases most of its programming from Neo-TV, a recently formed association to help operators negotiate and purchase programming.

      The Company also offers selected local programming to supplement its channel line-up. For example, the Company owns the rights to televise annually certain of the games of the Para State Soccer Championship.

      In 1997 the Company established TV FILME Programadora to develop and sell additional programming to the Company's three systems and to other pay-TV operations in Brazil. The first channel developed by TV FILME Programadora, Canal Adulto (which provides adult content programming), has been available in each of the Company's markets as a premium channel since May 1997. As of December 1999, the programming distribution rights, as well as the trademarks associated with the Canal Adulto channel were sold to a third party. The Company retained the rights for at least five years to transmit Canal Adulto to its subscribers.

      Beginning in October 1997, the Company also began producing its own programming guide, called "MAISTV News", which it distributes at no charge to its subscribers. The Company believes that its guide is an important marketing tool and it provides an efficient way for the operations to interact with its customers.

      The Company's channel offerings as of December 31, 2000 are as follows:

 CHANNEL                       DESCRIPTION
 -------                       -----------
  HBO Brazil                   Brazilian Version of HBO
  HBO Brazil 2                 HBO Brazil With a six hour time delay
  ESPN Brazil                  Brazilian Version of ESPN
  Eurochannel                  Package  of  programming  from  free TV in Europe
  Mundo                        Variety channel
  CMT Brazil****               Brazilian  version of Country Music  Television
  MTV Brazil                   Brazilian version of MTV
  RTPi **                      Radio and Television  Portugal, a free broadcast
                               channel from Portugal
  CNN International            International Version of CNN
  TNT                          Brazilian version of TNT
  Cartoon Network              Cartoon Network produced in the U. S.
  Fox                          General entertainment
  Discovery Channel            Brazilian version of Discovery Channel
  ESPN International           International version of ESPN
  Warner                       Warner channel produced in the U.S.
  Film & Arts / Bravo ****     Brazilian Verson of Bravo
  Sony                         Sony channel produced in the U.S.
  Discovery Kids               Children's version of Discovery
  People and Arts / Travel     Tourism, biography and art channel
  Channel **
  Redevida                     Catholic programming
  Cinemax                      Films and special programming
  Hallmark                     Films and special programming
  Fox Kids                     Children's version of fox
  AXN                          Brazilian version of AXN
  Canal Adulto ***             Adult programming
  Genesis*                     Evangelical programming
  Local                        Local programming
  Globo                        Local off-air channel (where available)
  SBT                          Local off-air channel (where available)
  Bandeirantes                 Local off-air channel (where available)
  Record                       Local off-air channel (where available)
  Nacional                     Local off-air channel (where available)
  Rede TV!                     Local off-air channel (where available)
  Cultura                      Local off-air channel (where available)
  Apoio                        Local off-air channel (where available)
*     Offered only in Brasilia.
**    Offered only in Belem and Goiania.
***   Offered as a premium channel.
****  Not offered in Campina Grande

HIGH SPEED INTERNET ACCESS SERVICE AND DATA COMMUNICATIONS SERVICES

      In December 1997, the Company began providing Internet access services, under the brand name Link Express, to its customers in Brasilia. This service, which uses wireless cable modems for delivery of access at greatly increased speeds to subscribers, is believed to be the first marketed use of cable modem technology in Brazil. In the first years of operation, LinkExpress offered high-speed Internet access services with a phone-return. In this system, data were transmitted to the customers using the wireless technology, while requests from subscribers to the network were performed with the use of phone-lines. In the third quarter of 2000, ANATEL -- the Brazilian Telecommunications Agency -- approved and awarded additional spectrum to the Company, in the frequency band of 2,170 to 2,182 MHz. With the additional spectrum, the Company was able to offer LinkExpress in a two-way platform. In this new system, customers transmit and receive data signals through the wireless platform, without the use of the telephone. Currently, with a total of 198 MHz of spectrum available in each market, the Company is able to offer a wide range of two-way advanced communication services, including high-speed data services and high-speed Internet, both to the residential and the corporate market. The Company also owns additional specific licenses, which allow the offering of voice and VPN (Virtual Private Network) corporate services. Currently, the Company owns and operates its own NOC -- Network Operating Control Center -- which is located in its headquarters in Brasilia.

      In the future, the Company may also offer this service in Goiania and Belem, and in other markets, depending on market demand.

OPERATIONS

      MARKETING. Prior to applying for a license in a potential new market, the Company has historically conducted pre-marketing surveys to evaluate the demographics and terrain of such market. Upon receipt of a license, the Company then develops a plan designed to manage subscriber growth by maintaining a manageable backlog of installations. Such backlog is maintained at a manageable level by adjusting installation capacity to correspond with sales levels. The amount of time a subscriber waits for the commencement of service is determined based upon several factors, including whether the subscriber is in a single family home or multiple dwelling unit and the effect of any competition in the market. This development plan ensures that the quality of installations and customer service remains high. In each market, the Company's marketing staff has historically applied the following types of programs to attract subscribers: (i) door-to-door sales, (ii) telemarketing, (iii) extensive marketing tied to regional events such as soccer matches, (iv) neighborhood promotional events featuring large screen broadcasts of its channel offerings, (v) direct mailings,
(vi) television and newspaper advertisements, (vii) prewiring arrangements with residential housing developers and (viii) other marketing activities, including referral programs and promotional gifts.

      In February 1999, the Company changed its marketing strategy to one focused on customer loyalty. The Company has limited its sales efforts to passive telemarketing and is directing its marketing expenditures towards customer loyalty programs such as promotional discounts at retail stores, gifts, parties and other items given exclusively to customers. This approach has enabled it to significantly reduce expenditures, reduce churn, increase customer loyalty and target its sales to prospects who truly want the service and have the financial wherewithal to pay for the service. In addition, upon the launch of the MAIS TV model in each city, the Company redirects its marketing efforts in such city toward brand recognition and awareness in order to generate the majority of its new installations through sales of installation kits at local stores. This involves partnering with the local stores on advertising and paying sales commissions to stores rather than having a direct sales force.

      INSTALLATION. The Company's installation package features a standard rooftop mount linked to a small antenna and related equipment, including a decoder, located at the subscriber's location. Installations at single-family homes require an entire installation package, while installation at multiple dwelling units in which drop lines already have been installed require less time and, accordingly, are less costly. During 1998, the Company charged its new subscribers an installation fee typically ranging from $5-$75. However, upon launching the MAIS TV model in any given city, the Company creates a network of authorized installers in order to reduce direct costs of installation and expects the customer to pay for this service, or self-install the system. While the Company still offers installation service on a limited basis, it does not attempt to be competitive in this market and reserves this service primarily for apartments and other large buildings where the third-party installation teams are not as qualified. Because of this strategy, and because installation kits are sold for approximately $25, the Company expects to receive only a nominal amount of revenue on future installations.

      CUSTOMER SERVICE. The Company believes that delivering high levels of customer service in installation and maintenance enables it to maintain customer satisfaction. To this end, the Company (i) schedules installations promptly,
(ii) provides a customer service hotline, (iii) provides quick response repair service and (iv) makes follow-up calls to new subscribers shortly after installation to ensure customer satisfaction. The Company seeks to instill a customer service focus in all its employees through ongoing training programs. Under the MAIS TV model, the Company still offer high levels of customer service, but has begun to charge the customer for anything other than routine service calls.

      In the fourth quarter of 1998, the Company decided to centralize various activities in a single service center in Brasilia. Along with centralizing billing, accounts payable, human resources administration and corporate marketing, the Company centralized its customer service hotline and all routing and scheduling functions. This centralization project was completed in April 1999 and has proven to further enhance and improve the quality of its customer service function.

      SUBSCRIBER MANAGEMENT SYSTEM. The Company has developed its own subscriber management system, called Mythos. The Company believes that its subscriber management systems enable it to deliver superior customer service, monitor customer payment patterns and facilitate the efficient management of each of its operating systems. This advanced software package allows the Company to have full control of every aspect of its businesses, from marketing to sales, customer service, technical support, inventory control and billing. The Company believes that the ability to control and customize the SMS is a key point in quickly offering reliable services to the market. Recently, the Company has licensed its software to some third party operations in Brazil. The Company has nine employees dedicated to the development, enhancement, integration and maintenance of the Company's subscriber management systems.

EMPLOYEES

      As of  December  31,  2000,  the  Company  had a total  of 645  employees, substantially all of whom are employed by ITSA's subsidiaries. All of the Company's employees, except for Messrs. Hermano Lins and Carlos Andre Lins, are subject to collective bargaining agreements. The collective bargaining agreements covering the employees of TV Filme Brasilia and TV Filme Goiania will expire in June 2001. The collective bargaining agreements are with the Union for the Employees of Subscription TV Industry. Employees of TV Filme Belem and TV Filme Campina Grande are not covered under a collective bargaining agreement; however, the Company has historically honored the terms of the TV Filme Brasilia and TV Filme Goiania agreements with its other employees. The Company has experienced no work stoppages in its history. The Company provides its employees with health insurance (which is not required by law in Brazil) and certain other benefits which it believes enable it to attract and retain qualified and motivated employees.

      In connection with the change in marketing strategy implemented in February 1999, the Company significantly reduced its headcount in the areas of sales and installations, and reduced headcount in virtually all areas of the Company. As a result, the Company laid off approximately 250 employees in the past few years.

FACILITIES AND EQUIPMENT

      ADMINISTRATIVE FACILITIES. A centralized corporate administrative facility is located in Brasilia to handle training, engineering, computer systems development, financial and controller functions and strategic planning. In addition, the Company has established regional operating offices in its Operating Markets to coordinate sales, billing, general marketing, customer service and certain other administrative functions on a regional level. Each facility is connected to the Company's computer network. Beginning in the fourth quarter of 1998, the Company began centralizing its customer service, billing, accounts payable and certain other administrative functions for all of its operations in Brasilia. The centralization project was completed in April 1999. Functions remaining in the regional offices include sales, local marketing, installation and technical support services, maintenance and local administrative functions. As new markets are launched, the Company expects to use the same centralized model.

      TRANSMISSION FACILITIES. The Company's headend and transmitter facilities are located in leased buildings at the Company's transmission tower sites. The transmitting antennas generally are able to serve the maximum regulatory range for its license coverage areas. In certain areas within the Company's markets that are otherwise terrain-blocked, the Company utilizes signal repeaters to enhance signal coverage. For new markets, the Company expects to lease space for transmission and headend facilities and expects to use transmitting antennas which will serve the entire license coverage areas in each market.

      DIGITAL TECHNOLOGY. The Company currently transmits its video services in analog format. Should competitive conditions require or if the Company deems such technology to be cost effective and practical to provide, it may implement digital technology, provided the Company has adequate resources for such implementation. For the high speed Internet access and data communications services, the Company already utilizes digital transmission system and technology.

COMPETITION

      Through its subsidiaries, the Company is the only entity licensed to operate wireless cable systems in each of its licensed markets. The Company has the authority to provide services using 198 MHz of spectrum, from 2,500 to 2,686 MHz and from 2,170 to 2,172 MHz in each such market. The Company believes that, as of December 31, 2000, it was the largest pay television provider in Brasilia based on total number of subscribers. The Company's principal competitors in the city of Brasilia are NET Brasilia, a hardwire cable operator and affiliate of the Globo Organization in addition to DirecTV and Sky, DTH operators. In Brasilia, the Company also offers high speed Internet access to the residential market and datacommunication services to the corporate market. The Company's principal competitors for these services are Brasil Telecom and NET Brasilia. The Company believes that, as of December 31, 2000, it was the second largest pay television provider in Goiania based on total number of subscribers. The main competitors in the pay television area in the city of Goiania are NET Goiania, a hardwire cable operator and affiliate of the Globo Organization in addition to DirecTV and Sky, DTH operators. The Company does not offer the high-speed Internet service in the city of Goiania, although it may do so in the future. The Company believes that, as of December 31, 2000, it was the largest pay television provider in Belem based on total number of subscribers. The main competitors in the pay television area in Belem are ORM Cabo, an independent hardwire cable operator in addition to DirecTV and Sky, DTH operators. The Company does not offer the high-speed Internet service in the city of Belem, although it may do so in the future. The Company believes that as of December 31, 2000 it was the largest pay TV provider in the city of Campina Grande. The Company's principal competitors are Sky and DirecTV. Currently , there is no hardwire cable provider in the city of Campina Grande. The Company does not offer high speed Internet services in this city, although it may do so in the future.

      In addition to other terrestrial pay television operators, pay television operators in Brazil face competition from several other sources, such as direct broadcasting satellite systems ("DBS"), local off-air VHF/UHF channels, home videocassette recorders and out-of-home theaters. Currently, there are three DBS providers in Brazil, "Sky," an affiliate of the Globo Organization, DirecTV, and Tecsat, a privately held company in Brazil. Competition in the pay television industry is based upon program offerings, customer service, reliability and pricing. Many actual and potential competitors have greater financial, marketing and other resources than the Company. No assurance can be given that the Company will be able to compete successfully. See "--Brazilian Pay Television Industry," and "--Operating Systems and the Company's Markets."

REGULATORY ENVIRONMENT

      GENERAL. In July 1997, the Brazilian government adopted Federal Law No. 9472/97, the "General Telecommunications Law." Such law revoked the Brazilian Telecommunications Code of 1962 pursuant to which the pay television industry was subject to regulation by the Ministry of Communications. The General Telecommunications Law provides that the newly-created Telecommunications National Agency ("ANATEL") has jurisdiction over the regulation of telecommunications services. ANATEL has been vested with the power to, among other things, revoke, modify and renew licenses within the spectrum available to MMDS, approve the assignment and transfer of control of such licenses, approve the location of channels that comprise MMDS systems, regulate the type, configuration and operation of equipment used by MMDS systems, and impose certain other reporting requirements on MMDS license holders and MMDS operators.

      Currently, MMDS license holders remain subject to the provisions of Presidential Decree Number 2196 ("Decree No. 2196"), issued April 8, 1997, which regulates "Special Services" including MMDS systems and operations. Decree No. 2196 specifies the competitive procedures for the granting of concessions and licenses for the rendering of Special Services in Brazil. Based on the provisions of Decree No. 2196, the Ministry of Communications revised Rule

002/94, which specifically regulated MMDS service, by means of Administrative Rule 254, dated April 16, 1997, hereinafter referred to as the "Revised MMDS Rule."

      Under the terms of the Revised MMDS Rule, each license holder and its affiliates may be granted permission to operate MMDS systems in different areas of Brazil, provided that, if the license holder or its affiliates face no competition from other pay television services, excluding services that utilize a satellite to transmit their signal, such license holder may be granted licenses for (i) no more than seven municipalities with a population equal to or exceeding 700,000 inhabitants or (ii) no more than 12 municipalities with a population between 300,000 and 700,000 inhabitants. Under the Revised MMDS Rule, ANATEL has discretion to alter or eliminate such restrictions, taking into account the level of competition and the ownership of MMDS providers. As the Company expects to face local competition in most of the markets for which it has or expects to file an application, it does not believe that these restrictions should present a substantial limitation on its ability to implement its expansion plan.

      OWNERSHIP OF LICENSES. Decree No. 2196 eliminated the requirement that only companies in which Brazilian nationals own at least 51% of the voting capital were eligible to be granted a license to operate an MMDS system.
Consequently, under current regulations any company constituted in accordance with the laws of Brazil and with a head office and management located in Brazil is eligible to be granted such a license. Until November 1997, TV Filme Servicos held the licenses to operate the MMDS systems in Brasilia, Goiania and Belem. As a result of the lifting of the 51% ownership requirement, in November 1997, TV Filme Servicos transferred the respective license for Brasilia, Goiania and Belem to TV Filme Brasilia, TV Filme Goiania and TV Filme Belem, respectively. This transfer was approved by Brazilian regulators. Licenses for the new markets are held by TV Filme Sistemas. Although Decree No. 2196 eliminated the requirement discussed above, the General Telecommunications Law permits the Executive Branch, through Presidential Decree, to impose restrictions on foreign capital investments in telecommunications companies. However, such restrictions may not be imposed retroactively with respect to outstanding licenses. Decree No. 2196 also provides that licenses shall be granted for renewable periods of ten or fifteen years; all the current invitations for bids for MMDS services provide for 15-year terms.

      PRICES. Prices for pay television and high-speed Internet services currently in operation may be freely established by the system operator, although ANATEL may intervene in the event of abusive pricing practices. ANATEL may impose penalties including fines, suspension or revocation of a license in the event the license holder fails to comply with applicable regulations or becomes legally, technically or financially unable to provide MMDS service. ANATEL and CADE, the Brazilian antitrust authority, also may intervene to the extent operators engage in unfair practices intended to eliminate competition. Under a Brazilian law designed to reduce inflation, the prices which the Company may charge to a particular subscriber may not be increased until the next anniversary of the subscriber's initial subscription date and may only be increased by a percentage no greater than the percentage of the increase in the general inflation rate which occurred during the subscriber's contract year.

      LICENSE PROCEDURES. In accordance with Decree No. 2196 and the Revised MMDS Rule, a party interested in providing MMDS services must file with ANATEL an "Application for Telecommunications Services," which specifies the modality of the services intended to be provided, the geographic area where the services are to be provided, the technical specifications for the proposed system (including the radio frequencies to be used) and the intended operation and the usage of such services. ANATEL may, in its discretion or whenever it receives such an application, publish public notices requesting comments by interested parties to determine, among other things, the geographic area where the services are to be provided and the number of concessions to be granted. In both cases, interested parties are required to present to or file with ANATEL its comments or application, as the case may be, containing, among other things, the technical feasibility of the proposed MMDS system and a demonstration of the market potential for the targeted area. ANATEL will thereafter ascertain the public interest in granting the concession and may decide to open the public bid process for the granting of such licenses. The 1997 bid process for the granting of MMDS licenses was begun as a result of the existence of numerous requests for licenses filed by competing parties.

      In connection with the 1997-98 auction process, ANATEL established specific criteria for evaluating the Applications for Telecommunication Services filed. The criteria adopted include a combination of technical and financial criteria. The following technical factors are being utilized by ANATEL in evaluating the technical aspects of a license application: (i) the proposed length of time for the installation of the transmission system, counted from the issuance of the authorization for installation until the beginning of the service's commercial operation; (ii) the number of cultural or educational channels to be offered; (iii) the percentage of time dedicated to local programming, calculated on the total time used for all channels, and excluding the time dedicated to the channels referred in item (ii) above; and, (iv) the number of local community establishments that would receive cultural and educational programming free of charge.

      The technical specifications, and the offer price for a license, are rated according to certain criteria established in the Revised MMDS Rule and set forth in the 1997 MMDS tender invitations, as follows: (a) in markets with less than 300,000 inhabitants, the technical aspects weigh more heavily than the offer price; (b) in markets with a population between 300,000 and 700,000 inhabitants, the technical aspects and the offer price are weighed equally; and, (c) in markets with more than 700,000 inhabitants, the offer price weighs more heavily than the technical aspects. Once an MMDS concession is granted by ANATEL, the license holder is required to submit, within four months, an installation proposal for its MMDS system's headend. Subsequent to approval of such proposal, construction will be required to be finalized and commercial operations commenced within 12 months; however, this period may be extended for an additional 12 months, at the sole discretion of Anatel.

      In addition to qualifying under the application and bid process, a license holder may also be required to demonstrate that its proposed signal will not violate interference standards in the area of another MMDS license holder. The Revised MMDS Rule also contains certain other technical criteria designed to avoid interference between licensed service areas.

      TWO-WAY MMDS. In some countries, including the United States, MMDS license holders have been granted additional spectrum to provide bi-directional, or "two-way," services to their customers, including Internet access, data transmission and other advanced telecommunications services. In the third quarter of 2000, ANATEL, the Brazilian Telecommunications Agency, approved and awarded additional spectrum to the Company, in the frequency band of 2,170 to 2,182 MHz. Currently, with a total of 198 MHz of spectrum available in each market, the Company is able to offer a wide range of two-way advanced communication services, including high-speed data services and high-speed Internet, to both the residential and the corporate market. The Company also owns additional specific licenses, which allow the offering of voice and VPN (Virtual Private Network) corporate services. Currently, the Company owns and operates its own NOC -- Network Operating Control Center -- which is located in its headquarters in Brasilia.

      OTHER LICENSES. The Company also owns two licenses for data communications services in Brazil, under the definition of "Limited Services." These licenses allow the Company to implement and operate data communications networks using wireless or cable and fiber platforms, as well as offer special services to the corporate market.

      OTHER REGULATIONS. MMDS license holders are subject to regulation with respect to the construction, marking and lighting of transmission towers pursuant to the Brazilian Aviation Code and certain local zoning regulations affecting construction of towers and other facilities. There may also be restrictions imposed by local authorities. The pay television and high-speed Internet industry also is subject to the Brazilian Consumer Code. The Consumer Code entitles the purchasers of goods or services to certain rights, including the right to discontinue a service and obtain a refund if the services are deemed to be of low quality or not rendered adequately. For instance, in case of a suspension of the transmission for a given period, the subscriber shall be entitled to a discount on the monthly fees. The Revised MMDS Rule also contain certain provisions relating to consumer rights, including a provision for mandatory discounts in the event of interruption of service.

      Due to the regulated nature of the pay television, high-speed Internet and data communications industry, the adoption of new, or changes to existing, laws or regulations or the interpretations thereof may impede the Company's growth and may otherwise have a material adverse effect on the Company's results of operations and financial condition.

ITEM 2.  PROPERTIES.

      The Company leases approximately 37,000 square feet of office space for its corporate headquarters and the Brasilia System in Brasilia. In addition, the Company leases office space for the Goiania System, Belem System and Campina Grande System consisting of approximately 29,000, 22,000 and 16,000 square feet, respectively. In addition to leased office space, the Company also owns a lot in

Brasilia, which may, in the future, be used as the site for the Company's transmission tower and offices in such city, and less than 1,500 square feet of office space in Goiania. The Company also leases space for transmission towers located in Brasilia, Goiania, Belem and Campina Grande. Finally, the Company leases office space and space for transmission towers in certain of its newly awarded markets. The Company believes that office space and space for transmission towers is readily available on acceptable terms in the markets where the Company operates wireless cable systems.

ITEM 3.     LEGAL PROCEEDINGS.

      On January 26, 2000, as part of its restructuring process, TV Filme filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, together with a pre-negotiated Plan of Reorganization implementing the agreed upon restructuring and the Disclosure Statement relating to such Plan, with the U.S. Bankruptcy Court for the District of Delaware. The court approved the Disclosure Statement on March 1, 2000. Following approval of the adequacy of the Disclosure Statement, ballots respecting the Plan were circulated to those parties entitled to vote on the Plan, and the Plan was confirmed at a hearing by the court on April 10, 2000. Overwhelming majorities of holders of TV Filme's 12-7/8% Senior Notes and holders of TV Filme's common stock voted in favor of the restructuring set forth in the Plan. Effectuation of the Plan was completed on July 21, 2000, following support from ANATEL (the Brazilian Telecommunciations Agency) and the Central Bank of Brazil.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5.  MARKET FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
         MATTERS.

      From July 30, 1996 to February 4, 1999, the Company's common stock, $0.01 par value per share (the "Common Stock"), was quoted on the Nasdaq National Market ("Nasdaq") under the symbol "PYTV." Effective February 4, 1999, the Common Stock was delisted from Nasdaq based on the Company's inability to comply with certain requirements for continued listing, including the net tangible assets and minimum bid price requirements. Following delisting, the Common Stock has been listed on the OTC Bulletin Board, sporadically traded in the over-the-counter-market and reported in the "pink sheets." The OTC Bulletin board is a controlled quotation service that offers real-time quotes, last-sale prices and volume information in over-the-counter equity securities.

      The following table reflects the high and low sale prices for the Common Stock, as reported by the OTC Bulletin Board, for the periods indicated:

                                            HIGH         LOW
                                            ----         ---
                                               (Per share)
        SUCCESSOR PERIOD ENDED DECEMBER
        -------------------------------
        31, 2000
        ----------

        Fourth Quarter 2000                $2 1/2       $1 1/32
        Third Quarter 2000                  2 9/16       1 7/8

        PREDECESSOR PERIOD ENDED JULY 20,
        --------------------------------
        2000
        ----

        Second Quarter 2000                 3/8          5/16
        First Quarter 2000                  1 1/8       11/32

        PREDECESSOR YEAR ENDED
        ----------------------
        DECEMBER 31, 1999
        -----------------

        Fourth Quarter                      3/8          1/8
        Third Quarter                      29/32         7/32
        Second Quarter                      1 5/8        1/8
        First Quarter                      13/32         1/8

      On March 31, 2001, there were approximately 17 stockholders of record of the Common Stock. The Company believes that it has approximately 947 beneficial owners.

      The Company has never declared or paid any cash dividends on the Common Stock and does not presently anticipate paying any cash dividends on the Common Stock in the foreseeable future. The Company currently expects that earnings, if any, will be retained for growth and development of the Company's business. The Company's ability to declare and pay dividends is (i) affected by the ability of the Company's present and future subsidiaries to declare and pay cash dividends or otherwise transfer funds to the Company since the Company conducts its operations entirely through its subsidiaries, and (ii) restricted by the terms of the Indenture, dated as of July 20, 2000, among ITSA-Intercontinental Telecomunicacoes Ltda., as issuer, the several Guarantors named therein, and The Bank of New York, as trustee (the "Indenture"), pursuant to which the Company issued $35 million aggregate principal amount of 12% Senior Secured Notes due 2004.

      Subject to the foregoing and to any restrictions which may be contained in future indebtedness of the Company, the payment of cash dividends on the Common Stock will be within the sole discretion of the Company's Board of Directors, and will depend upon the earnings, capital requirements and financial position of the Company, applicable requirements of law, general economic conditions and other factors considered relevant by the Company's Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA.

      The selected consolidated balance sheet data as of December 31, 1996, 1997, 1998, 1999 and 2000 and the selected consolidated statement of operations data for each of the periods ended December 31, 1996, 1997, 1998, 1999 and 2000 are derived from, and are qualified by reference to, the Consolidated Financial Statements, which have been audited by Ernst & Young Auditores Independentes S.C., independent auditors. The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP in U.S. dollars. For this purpose, until December 31, 1997 amounts in Brazilian currency were remeasured into U.S. dollars in accordance with the methodology set forth in Statement of Financial Accounting Standards No. 52 ("SFAS No. 52") as it applies to entities operating in highly inflationary economies. Pursuant to SFAS No. 52, supplies, property, plant and equipment, intangibles and deferred installation fees and the related income statement accounts were remeasured at exchange rates in effect when the assets were acquired or the liabilities were incurred. All other assets and liabilities were remeasured at fiscal year end exchange rates; and all other income and expense items were remeasured at average exchange rates prevailing during the year. Remeasuring adjustments were included in exchange and translation gains (losses). Effective January 1, 1998, the Company determined that Brazil ceased to be a highly inflationary economy under SFAS 52. Accordingly, as of January 1, 1998, the Company began using the REAL as the functional currency of its Brazilian subsidiaries. As a result, all assets and liabilities are translated into dollars at period end exchange rates and all income and expense items are translated into U.S. dollars at the average exchange rate prevailing during the period. In addition, the Company recorded a loss associated with holding a net foreign currency monetary liability position. The data presented below should be read in conjunction with the Consolidated
Financial Statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information included elsewhere in this Report.

                                                            YEAR ENDED DECEMBER 31, (1)
                                       ----------------------------------------------------------------
                                            1996        1997         1998          1999        2000
                                            ----        ----         ----          ----        ----
                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OTHER OPERATING DATA)
STATEMENT OF OPERATIONS  DATA:

Revenues.............................. $   31,388    $  50,547    $  45,408    $  26,177    $  25,008
Operating costs and expenses:
  System operating.........                 9,593       17,631       19,617       11,844       10,555
  Selling, general and
    administrative....................     16,737       27,965       31,637       15,901       16,951
  Stock compensation..................         --           --           --           --        3,270
  Depreciation and
    amortization .....................      5,921       12,162       21,651       14,205       11,699
                                        ---------    ---------    ---------    ---------    ---------
    Total operating costs
      and expenses....................     32,251       57,758       72,905       41,950       42,475
                                        ---------    ---------    ---------    ---------    ---------
  Operating loss .....................       (863)      (7,211)     (27,497)     (15,773)     (17,467)
  Other income (expense) (2) .........     (1,147)     (12,045)     (12,723)     (50,797)     (20,525)
                                        ---------    ---------    ---------    ---------    ---------
  Income from continuing
    operations .......................     (2,010)     (19,256)     (40,220)     (66,570)     (37,992)
  Extraordinary item .................       --           --           --           --         88,781
                                        ---------    ---------    ---------    ---------    ---------
  Net income (loss) ..................  $  (2,010)   $ (19,256)   $ (40,220)   $ (66,570)   $  50,789
                                        =========    =========    =========    =========    =========
  Loss per share on
    continuing operations ...........       (0.19)       (1.78)       (3.72)       (6.15)       (3.60)

OTHER FINANCIAL DATA:
EBITDA(3) ...........................   $   5,330    $   5,026    $  (5,846)   $  (1,568)   $  (2,498)
Capital expenditures ................      25,225       37,082       14,062        3,593        7,400

OTHER OPERATING DATA:
Number of subscribers at
  end of year(4).....................      79,176      111,244       77,069       72,240       80,609
Average monthly revenue
  per subscriber(5) .................   $   39.63    $   37.91    $   35.39    $   27.01    $   28.06

                                             AS OF DECEMBER 31,
                              -------------------------------------------------
                             1996       1997       1998        1999        2000
                             ----       ----       ----        ----        ----
                                       (DOLLARS IN THOUSANDS)

BALANCE SHEET DATA:
Working capital
  (deficit)(6) ........   $123,263   $ 97,723     58,227    (118,602)   $  1,884
Pledged securities(7)..     33,512     17,324       --          --          --
Property, plant and
  equipment, net ......     38,333     63,405     50,974      27,755      19,149
Total assets ..........    202,929    186,397    133,314      83,322      62,925
Total long-term debt ..    140,200    140,000    140,000        --        39,200
Stockholders' equity(8)     37,748     22,330    (21,767)    (91,642)     11,088

-----------

(1) The Selected Consolidated Financial Data includes (i) TV Filme Servicos on a historical basis and (ii) ITSA and its subsidiaries since May 1994 and the predecessor of ITSA on a historical basis, as though they had been part of the Company for all periods presented. See Note 1 to the Consolidated Financial Statements.

(2) Other income (expense) is comprised primarily of foreign currency losses, interest expense and reorganization items.

(3) EBITDA is defined as operating loss plus depreciation, amortization and non-cash charges. While EBITDA should not be construed as a substitute for operating loss or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with U.S. GAAP, it is included herein to provide additional information regarding the ability of the Company to meet its capital expenditures, working capital requirements and debt service. EBITDA, however, is not necessarily a measure of the Company's ability to fund its cash needs. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

(4)   See "Item 1.  Business-- Operating Systems and the Company's Markets."

(5)   Average   monthly   revenue  per  subscriber  is  calculated  by  dividing
      subscription revenue for the month by the average number of subscribers for the month.

(6) For periods prior to 1998, working capital includes current portion of pledged securities.

(7)   The pledged  securities  were  purchased  as  collateral  for the Senior
      Notes.

(8) The Company has never paid cash dividends on its Common Stock. See "Item 5. Market For Registrant's Common Equity and Related Stockholder Matters."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      The Notes to Consolidated Financial Statements are an integral part of Management's Discussion and Analysis of Financial Condition and Results of Operations and should be read in conjunction herewith.

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

      The Company has all its licenses covering the frequency band from 2,500 to 2,686 MHz. In the third quarter of 2000, ANATEL -- the Brazilian
Telecommunications Agency -- approved and awarded additional spectrum to the Company, in the frequency band of 2,170 to 2,182 MHz. Currently, with a total of 198 MHz of spectrum available in each market, the Company is able to offer a wide range of two-way advanced communication services, including high-speed data services and high-speed Internet, to both the residential and the corporate market. The Company also owns additional specific licenses, which allow the offering of voice and VPN (Virtual Private Network) corporate services.
Currently, the Company owns and operates its own NOC -- Network Operating Control Center -- which is located in its headquarters in Brasilia.

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

      During 1998 and the first quarter of 1999, the Company faced significant challenges that ultimately affected the Company's ability to pay interest on its outstanding 12 7/8% senior notes due 2004 (the "Senior Notes") issued pursuant to an indenture dated as of December 20, 1996 (the "Indenture"). The Brazilian government's delay in granting wireless cable television licenses, the instability in emerging markets, the devaluation of the Brazilian currency, the REAL, and the resulting decline in consumer spending on wireless cable television in the markets in which ITSA and the Company's other subsidiaries provide services, significantly impacted the Company's business plan and its ability to service its indebtedness under the Indenture and continue as a going concern. While the Company decided to commence discussions with holders of the

Senior Notes to pursue a comprehensive financial and operational restructuring plan, the Company failed to make the required interest payment on the Senior Notes on June 15, 1999.

      The Indenture provides that failure to pay interest on the Senior Notes, if not cured within 30 days of such failure, constitutes an Event of Default under Section 6.1(b) of the Indenture. Section 6.2 of the Indenture provides that upon the occurrence of an Event of Default, holders of at least 25% in principal amount of the outstanding Senior Notes may declare the unpaid principal of, and any accrued interest on, all the Senior Notes to be due and payable immediately.

RESTRUCTURING AND PLAN OF REORGANIZATION

      On August 13, 1999, TV Filme reached an agreement in principle with a committee representing holders of TV Filme's outstanding Senior Notes. This Agreement was effected on July 21, 2000 pursuant to a pre-arranged plan of reorganization which received court approval under Chapter 11 of the U.S. Bankruptcy Code on April 10, 2000. In accordance with the terms of the plan of reorganization, the Senior Noteholders received a $25 million cash payment and their existing notes were converted into (i) Secured Notes in the aggregate principal amount of $35 million, due 2004, at an interest rate of 12% per annum (interest payable-in-kind at the Company's option through its first four interest payments), and (ii) 80% of the new common equity of the reorganized Company. Current management received 15% of the new common equity, and the existing common stockholders of TV Filme received 5% of the new common equity of the reorganized Company. All outstanding stock options were cancelled. ITSA Ltd., (the reorganized Company) is a newly-formed Cayman Islands holding company and is the successor issuer to TV Filme, Inc. pursuant to Rule 12g-3 under the Securities Exchange Act. The 12% Senior Secured Notes were issued by ITSA-Intercontinental Telecommunicacoes Ltda., a wholly-owned subsidiary of the Company.

      On January 26, 2000, as part of the restructuring process, TV Filme filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, together with a pre-negotiated Plan of Reorganization implementing the agreed upon restructuring and the Disclosure Statement relating to such Plan, with the U.S. Bankruptcy Court for the District of Delaware. The court approved the Disclosure Statement on March 1, 2000. Following approval of the adequacy of the Disclosure Statement, ballots respecting the Plan were circulated to those parties entitled to vote on the Plan, and the Plan was confirmed at a hearing by the court on April 10, 2000. Overwhelming majorities of holders of TV Filme's 12-7% Senior Notes and holders of TV Filme's common stock voted in favor of the restructuring set forth in the Plan. Effectuation of the Plan was completed on July 21, 2000, following support from ANATEL (the Brazilian Telecommunications Agency) and the Central Bank of Brazil.

      GENERAL

      Historically, the Company has generated operating losses, which may increase to the extent that operations of additional systems are commenced or acquired. As the Company continues to develop systems, positive EBITDA from more developed systems is expected to be partially or completely offset by corporate overhead, negative EBITDA from less developed systems and from development costs associated with establishing new systems. This trend is expected to continue until the Company has a sufficiently large subscriber base to absorb operating and development costs of new systems. There can be no assurance that the Company will be able to achieve or sustain net income in the future.

      Each of the Company's existing systems has required an initial capital investment of approximately $1.0 million to $1.5 million to build and install a transmission tower, headend facilities and other equipment. These costs are generally depreciated over ten years. In addition, each new subscriber has required an average incremental investment of approximately $450 in the case of the video service, which includes the cost of a decoder box, installation labor and materials, other equipment and supplies, marketing and selling costs. In the case of the residential high-speed Internet service, each new subscriber has required an average incremental investment of approximately $630 (include cable modem). The Company capitalizes installation costs, including installation labor, decoders and other direct costs, and depreciates these costs over a four year period. Prior to 1998, these costs were depreciated over a five year period. The Company charges new subscribers installation fees which vary from market to market, depending on factors which include the subscriber's access to other forms of services and whether the installation is the first installation in a building. The Company has charged its subscribers an installation fee typically ranging from $5 - $75 for the video service (approximately $10, net of sales commissions, in markets which have adopted the MAIS TV model ). For the residential high speed Internet service the Company charges an installation fee ranging from $45 to $80 depending on customer's characteristics. For new market systems, the Company expects to incur an initial capital investment of approximately $1.5 million each to build and install a transmission tower, headend facilities and other equipment. Factoring in the $7.0 million cost of the licenses for the new markets, the total estimated initial expenditures for these markets is expected to be approximately $19 million. The Company defers installation fees, net of direct selling expenses, and is recognizing these fees as revenues ratably over a four-year period. Prior to 1998, the Company recognized these fees as revenues ratably over a five-year period.

      The Company's historical subscriber growth has resulted from the addition of subscribers in Brasilia and from the launch of operating systems in Goiania, Belem and Campina Grande. In the past, subscriber losses have resulted from the general economic situation in Brazil, including the strict tightening of consumer credit and increased levels of unemployment. Revenues primarily consist of monthly fees paid by subscribers for the programming packages, installation fees recognized for the period and advertising fees and revenue derived from the provision of high speed Internet access services. See "Item 1. Business -- High Speed Internet Access Service and Data Communication Services." System operating expenses include programming costs, a portion of the costs of compensation and benefits for the Company's employees, transmitter site rentals and certain repair and maintenance expenditures. Depreciation and amortization expenses consist primarily of depreciation of decoder boxes, headend facilities and installation costs.

      The development of a new system requires significant expenditures, a substantial portion of which are incurred before the realization of revenues. These expenditures, together with the associated early operating expenses, result in negative cash flow until an adequate revenue generating subscriber base is established. As the subscriber base increases, revenue, as well as certain costs such as programming costs, generally increase while other costs, such as tower rental and related maintenance costs, remain constant or increase at proportionately lower levels. Accordingly, although costs increase in the aggregate as the subscriber base grows, costs as a percentage of revenues decrease and operating margins should generally increase.

      Although the Company's financial statements are presented pursuant to U.S. GAAP in U.S. dollars, the Company's transactions are consummated in both REAIS and U.S. dollars. Inflation and devaluation in Brazil have had, and are currently having, substantial effects on the Company's results of operations and financial condition. From time to time, the Company purchases hedge contracts to reduce the risk of having a substantial portion of its cash in REAIS. See "--
Certain Factors Which May Affect the Company's Future Results -- Factors Relating to the Company -- Risks Associated with New Markets and Growth and Expansion Strategy."

      The economic and financial turmoil in Southeast Asia and the former Soviet Republics during 1997 and 1998 has had an impact on many emerging markets, including Brazil. As a result of these events, the Brazilian government originally took significant measures to protect the REAL, as well as the gains achieved over the past several years by Brazil's economic stabilization plan, the Real Plan. Among other actions, on October 27, 1997, Brazil's Central Bank significantly raised short-term interest rates, and, in November 1997, the Brazilian government announced a series of austerity measures, generally including budget cuts, restrictions on public indebtedness, tax increases, export incentives and restrictions on imports. These measures were designed to improve the country's fiscal and current account deficits and relieve pressure on the REAL. Even after taking these measures, the government continued to experience a reduction in foreign currency reserves which were being used to purchase REAIS as a means to protect the relative value of the REAL versus the U.S. dollar. Due to the continued reduction in foreign currency reserves, and other reasons, the Brazilian government sought support from the International Monetary Fund ("IMF"). On November 13, 1998, the IMF announced an aid package of more than $41 billion. To secure these funds, in October 1998 the Brazilian government announced additional austerity measures including pension plan reform and significant spending cuts, which have been approved by the Brazilian Congress. As part of these additional austerity measures, the government increased the financial transactions tax (CPMF) from 0.2% to 0.38%. This tax is levied on the value of all financial transactions, including bank withdrawals, checks, and stock and fund purchases. Also, the Brazilian government increased the public pension system contribution by corporations from 2% of revenue to 3% of revenue and for the first time, subjected financial income, including accrued intercompany interest income, to this tax. Despite these additional austerity measures, in January 1999 the Brazilian government devalued the REAL and subsequently eliminated the established trading band. These measures have had, and will have for the foreseeable future, both a direct and indirect impact on the Company's financial results.

      Soon after the 1997 austerity measures were initiated, the Company began to experience a significant increase in customer delinquency rates which, among other things, resulted in the Company significantly increasing its provisions for doubtful accounts and increasing service disconnections. This trend continued throughout 1998 and 1999. The Company has undertaken several steps to address the impact of the deterioration in its operating environment, such as performing credit checks on potential new subscribers, changing the way it compensates its sales force to emphasize high quality sales and implementing cost reduction measures, including a headcount reduction. In addition, as previously discussed the Company has become more aggressive in canceling delinquent subscriber accounts. Although the Company has seen some improvement in customer control, there can be no assurance that the steps taken by the Company or measures taken by the Brazilian government will be successful. If the steps implemented by the Company and the Brazilian government are not effective, the Company may be unable to meet future cash requirements. See "-- Liquidity and Capital Resources."

      As a holding company, the Company is dependent on the receipt of dividends and payment of intercompany obligations from its operating subsidiaries in order to meet its cash requirements. The payment of dividends from the subsidiaries of the Company to the Company and the payment of any interest on or the repayment of any principal of any loans or advances made by the Company to any of its subsidiaries may be subject to statutory or contractual restrictions, are contingent on the earnings and performance of such subsidiaries and are subject to various business considerations. See "Item 5. Market For Registrant's Common Equity and Related Stockholder Matters."

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

      As a result of the changes in exchange rates during the periods presented and fresh-start reporting, the period-to-period comparisons of the Company's results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance of the Company.

      Effective July 21, 2000, the Company emerged from Chapter 11 bankruptcy proceedings and implemented "fresh start accounting." Accordingly, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the Pre-Confirmation periods. However, for purposes of this discussion, the five months and eleven days ended December 30, 2000 have been combined to the six months and twenty days ended July 20, 2000. Differences between periods due to fresh start accounting are explained when necessary. The following table is included solely for use in comparative analysis of results of operations, and to complement management's discussions and analysis:

                                               YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------
                                                 (In thousands)
                                         % OF            % OF             % OF
                                  1998   REVENUE  1999   REVENUE   2000  REVENUE
                                  ----   -------  ----   -------   ----  -------

Revenues........................ $45,408   100%  $26,177   100%  $25,008   100%
Operating costs and expenses:
System operating................  19,617    43%   11,844    45%   10,555    42%
Selling, general and
    administrative (b)..........  31,637    70%   15,901    61%   16,951    68%
Stock compensation..............      --    --        --    --     3,270    13%
Depreciation and amortization...  21,651    48%   14,205    54%   11,699    47%
                                  ------  -----   ------  -----   ------  -----
    Total operating costs
      and expenses .............  72,905   161%   41,950   160%   42,475   170%
                                  ------   ----   ------   ----   ------   ----
    Operating loss.............. (27,497)  (61%) (15,773)  (60%) (17,467)  (70%)
                                 --------  ----- --------  -----  ------   -----
Other income (expense):
  Interest expense.............. (19,592)  (43%) (22,756)  (87%) (11,793)  (47%)
  Interest income...............  11,300    25%    7,281    28%    3,306    13%
  Foreign exchange loss.........  (4,213)   (9%) (30,564) (117%)  (6,048)  (24%)
  Other financial income
  (expense).....................  (218)    1%     (34)     --      (60)     --
                                  -----    --     ----    -----    ----   -----

                                               YEAR ENDED DECEMBER 31,
                                   ---------------------------------------------
                                                 (In thousands)
                                         % OF            % OF             % OF

                                  1998   REVENUE  1999   REVENUE   2000  REVENUE
                                  ----   -------  ----   -------   ----  -------

  Interest expense.............. (19,592)  (43%) (22,756)  (87%) (11,793)  (47%)
  Interest income...............  11,300    25%    7,281    28%    3,306    13%
  Foreign exchange loss.........  (4,213)   (9%) (30,564) (117%)  (6,048)  (24%)
  Other financial income
  (expense).....................    (218)    1%     (34)    --      (60)    --
                                  -------  ----   ----    -----    -----  -----
      Total other expense....... (12,723)  (28%)(46,073) (176%)  (14,595)  (54%)
                                --------  ----- -------- ------ --------  -----
Loss before reorganization
  items and extraordinary
  item.......................... (40,220)  (89%) (61,846) (236%) (32,062) (128%)
Reorganization items:
 Reorganization
  costs........................      --    --    (4,724)  (18%)  (2,709)  (11%)
 Adjust accounts to fair
  value........................      --    --      --       --   (3,221)  (13%)
                                -------- -----   -------  ----   -------  -----
     Total  reorganization
       items..................       --    --    (4,724)  (18%)  (5,930)   (24%)
                                -------  -----   -------  -----  -------   -----
Loss before extraordinary
  item........................       --    --    (66,570) (254%) (37,992) (152%)
Extraordinary item:
   Extinguishment of debt.....      --      --     --       --    88,781  (355%)
                                -------  -----  --------  -----  -------  ------
Net income (loss)............   $(40,220) (89%) $(66,570) (254%)  50,789   203%
                                 --------  ----- -------- -----  -------   ----
Other Data:
 EBITDA(a) .....................$ (5,846)       $ (1,568)       $ (2,498)
                                  =======         =======         =======
  Number of subscribers at end
    of  period..................  77,069(b)       72,240          80.609
                                 ==========      =======          ======



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

      (b) In the second half of 1998, the Company became more aggressive in canceling the accounts of delinquent subscribers.

      REVENUES. The Company's revenues for 2000 decreased by 4% compared to 1999, primarily due to converting from a post-paid to a pre-paid subscription model in two of the Company's markets, Brasilia and Belem. Revenues for 1999 decreased by 42% compared to 1998, due primarily to the devaluation of the REAL between the periods, as well as some decline in subscriber base.

      SYSTEM OPERATING EXPENSES. System Operating Expenses decreased in 2000 by 11% compared to 1999, primarily due to reduction of programming costs related to lower priced packages now offered by the Company. For 1999 compared to 1998, system operating expenses decreased by 40%, primarily due to the devaluation of the REAL between the periods, offset in part by programming costs, most of which were denominated in U.S. dollars. Currently, the programming costs are denominated principally in Brazilian Reais.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses increased in 2000 by 7% compared to 1999, primarily due to expenses related to the transition to the new pre-paid subscription model in the Brasilia and Belem systems and expenses related with the contract of soccer of Belem system. SG&A expenses decreased during 1999 by 35% over 1998, primarily due to the REAL devaluation. This decrease was offset, in part, by an increase in bank charges due to a new financial transactions tax implemented in Brazil in July 1999 and additional rents paid for office and transmission space in cities where the Company has been awarded new licenses.

      DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased in 2000 by 18% compared to 1999, primarily due to assets becoming fully depreciated. Depreciation and amortization decreased in 1999 by 34% over 1998, primarily due to the devaluation in the REAL. This decrease was offset, in part, by the extra depreciation caused by additional capitalized installation costs during the period.

      INTEREST EXPENSE. Interest and other expense decreased in 2000 by 40% compared to 1999, primarily due to a decrease in liability position associated with TV Filme's restructuring process. Interest and other expense increased in 1999 by 22% over 1998, primarily due to the write-off of capitalized debt issuance costs and recognized losses associated with loss positions on foreign exchange currency contracts held at year end.

      INTEREST INCOME. Interest and other income decreased in 2000 by 55% compared to 1999, primarily due to a decrease in average cash balance between the two periods. Interest and other income decreased in 1999 by 36% compared to 1998, primarily due to a decrease in the average cash balance between the two periods, partially offset by the Company holding a higher proportion of its cash balance in Brazil, which enabled it to obtain significantly higher rates of return.

      FOREIGN EXCHANGE LOSS. Due to its net dollar-denominated liability position, which occurred throughout 1998, 1999 and 2000, the Company generates currency exchange losses in any reporting period in which the value of the REAL depreciates in relation to the value of the U.S. dollar.

      NET INCOME (LOSS). Net income (loss) for 2000 was $50.8 million versus ($66.6) million in 1999, primarily due to reduced interest expenses, a decrease in recorded currency exchange loss, a decrease in operating loss and the reorganization and the extraordinary item associated with TV Filme's restructuring. Net loss for 1999 increased to ($66.6) million versus ($40.2) million in 1998, primarily due to the devaluation of the REAL versus the dollar, which caused a $25 million increase in currency exchange loss due to the Company's net dollar-denominated monetary liability position. Reductions in operating loss due to staff cuts, stricter accounts receivable policies and the REAL devaluation were offset by higher net interest and other expense.

LIQUIDITY AND CAPITAL RESOURCES

      On January 26, 2000, the Company filed the Chapter 11 case and on July 21, 2000, the Company completed its Plan of Reorganization, which affected its liquidity and capital resources in fiscal 2000. See "Item 1.

Business--Restructuring and Plan of Reorganization."

      As of December 31, 2000, the Company had no amounts outstanding under letters of credit. As of January 1, 1999, the Company had import lines of credit in the aggregate amount of $30.5 million with four commercial banks. In January 1999, in conjunction with the devaluation of the REAL, all import lines of credit were cancelled by the banks. Further import purchases by the Company will have to be individually negotiated with the banks. Pursuant to the terms of a commitment letter executed by various proposed lenders (including certain shareholders of the Company) on July 20, 2000, the Company is able to borrow, on a secured basis, $10,000,000 of additional capital for use in its operations. While the Company believes that lines of credit, additional vendor financing and other credit facilities are available, the terms and conditions of such financing vehicles are uncertain and may not be available on terms acceptable to the Company. The Company had a working capital at December 31, 2000 of $1.9 million. Net cash used in operating activities for the twelve months ended December 31, 2000 was $31.6 million.

      On February 4, 1999, the Company received notice from the Nasdaq Stock Market, Inc. that its Common Stock was delisted, effective on the close of trading that day. The delisting was a consequence of the Company's failure to meet certain standards for continued listing on Nasdaq, including the net tangible assets and minimum bid price requirements. The Company's Common Stock was immediately quoted on the OTC Bulletin Board. The effects of the Nasdaq delisting include, without limitation, the limited release of market prices of the Common Stock, limited news coverage of the Company, and restriction of investors' interest in the Company, and may have a material adverse effect on the trading market and prices for the Common Stock, thereby affecting the Company's ability to issue additional securities or secure additional financing. In addition, because the Common Stock is deemed penny stock under the Securities Enforcement Penny Stock Reform Act of 1990, additional disclosure is required in connection with trading in the Common Stock, including delivery of a disclosure schedule explaining the nature and risk of the penny stock market. Such requirements could severely limit the liquidity of the Common Stock.

      In order to assist the Company in evaluating strategic alternatives, including a possible debt restructuring, and issues associated with the Company's debt service requirements, the Company selected BT Alex. Brown, Inc. (now Deutsche Bank) as its financial advisor.

      On August 13, 1999, TV Filme reached an agreement in principle with a committee representing holders of TV Filme's outstanding Senior Notes. This Agreement was effected on July 21, 2000 pursuant to a pre-arranged plan of reorganization which received court approval under Chapter 11 of the U.S. Bankruptcy Code on April 10, 2000. In accordance with the terms of the plan of reorganization, the Senior Noteholders received a $25 million cash payment and their existing notes were converted into (i) Secured Notes in the aggregate principal amount of $35 million, due 2004, at an interest rate of 12% per annum (interest payable-in-kind at the Company's option through its first four interest payments), and (ii) 80% of the new common equity of the reorganized Company. Current management received 15% of the new common equity, and the existing common stockholders of TV Filme received 5% of the new common equity of the reorganized Company. All outstanding stock options were cancelled. ITSA Ltd., (the reorganized Company) is a newly-formed Cayman Islands holding company and is the successor issuer to TV Filme, Inc. pursuant to Rule 12g-3 under the Securities Exchange Act. The 12% Senior Secured Notes were issued by ITSA-Intercontinental Telecommunicacoes Ltda., a wholly-owned subsidiary of the Company.

      On January 26, 2000, as part of the restructuring process, TV Filme filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, together with a pre-negotiated Plan of Reorganization implementing the agreed upon restructuring and the Disclosure Statement relating to such Plan, with the U.S. Bankruptcy Court for the District of Delaware. The court approved the Disclosure Statement on March 1, 2000. Following approval of the adequacy of the Disclosure Statement, ballots respecting the Plan were circulated to those parties entitled to vote on the Plan, and the Plan was confirmed at a hearing by the court on April 10, 2000. Overwhelming majorities of holders of TV Filme's 12-7% Senior Notes and holders of TV Filme's common stock voted in favor of the restructuring set forth in the Plan. Effectuation of the Plan was completed on July 21, 2000, following support from ANATEL (the Brazilian Telecommunications Agency) and the Central Bank of Brazil.

      The Company made capital expenditures of approximately $7.4 million during 2000. Such capital expenditures were financed with the proceeds from the Senior Notes offering and from cash generated from the Company's operations.

      In September 1997, the Brazilian Ministry of Communications announced the bidding process by which additional pay-TV licenses would be awarded throughout the country. This award process commenced in October 1997. Due to legal challenges made to the bidding process by several bidders, the bidding process had been postponed for all markets. However, on May 13, 1998, the Superior Justice Tribunal issued a favorable ruling allowing the bidding process with respect to a number of the smaller markets to go forward. In July 1998, the license process for the smaller markets was reinstated and in the fourth quarter of 1998, the Company was awarded licenses to operate wireless systems in the following seven cities: Bauru, Campina Grande, Caruaru, Franca, Porto Velho, Uberaba and Presidente Prudente. The Company paid an aggregate of $5.0 million for these seven licenses, and launched its operation in Campina Grande during the second quarter of 1999. Following a favorable ruling by the Superior Justice Tribunal in the fourth quarter of 1998, with respect to the remaining markets, on March 10, 1999 ANATEL initiated the bid process for these markets. The Company decided not to participate in this process at that time. However, in October 1999, the Company participated in a bidding process and was successful in wining licenses for the markets of Belo Horizonte and Vitoria, for which it offered a total of approximately $2.3 million.

      As of December 31, 2000, of the Company's approximately $ 3.9 million in cash and cash equivalents. Our sources of funds have consisted principally of invested capital, cash flow from operations and cash remaining from the debt outstanding. Our uses of those funds (other than for operations) have consisted principally of cash needs for the debt restructuring process, which occurred in 1999 and 2000.

      In the short term, the Company has executed a commitment letter between the Company, certain of its subsidiaries and the lenders thereunder whereby such lenders agree to provide working capital to the Company in the form of a $10,000,000 secured revolving credit facility. The Company must give the lenders 15 days notice of its intention to implement the credit facility. Closing on the facility will have the effect of making the lenders thereunder on an equal and ratable basis with the holders of the Company's Senior Secured Notes. The facility will be guaranteed by the Company's subsidiaries. The credit facility restricts the Company's ability to, among other things, pay dividends, issue stock, sell assets, enter into transactions with affiliates and incur liens. Borrowings under the facility must be in an aggregate amount of $1,000,000 and multiples of $100,000 in excess thereof, and the Company must give 10 days notice of its intention to borrow under the facility. The loans will bear interest at a rate of 15% per annum and are payable upon the earlier of one year, a change of control of the company or at the option of the Company with ten days prior notice.

      In the longer term, the Company's funding needs are subject to a variety of factors, including the number and size of new system launches or acquisitions, the implementation of alternative transmission technologies and the offering of additional telecommunications services. Accordingly, there can be no assurance that the Company will be able to meet its future funding needs.

      The Company has developed a business strategy to invest in its wireless network on a nationwide basis in order to be able to offer video, high-speed Internet and data communications services. Considering the demand for telecommunications services in Brazil and the lack of infrastructure in many markets, the Company believes it has the opportunity to offer efficient services gaining rapid market share.

      In the area of video delivery, the Company intends to upgrade its system and use digital compression technology to offer as many as 100 digital video channels to its subscribers in the major markets. All transmission systems already in place are capable of offering digital video channels, but substantial capital investment will be needed to upgrade customers' set-top decoders and equipment. The Company estimates that, in order to offer the digital video services, it will have to invest approximately $2.0 million in the next two years, for each of the major markets where this service will be available.

      Additionally, the Company's strategy involves extending LinkExpress, its high-speed Internet and data service, to all other major markets. The Company will focus primarily on developing its high-speed Internet and data communications services, serving both the residential and the corporate market. In order to offer the high-speed and data services , the Company will have to invest in average approximately $1.5 million in the next two years, for each of the major markets where this service will be available.

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

      Generally, inflation in Brazil has been accompanied by devaluation of the Brazilian currency relative to the U.S. dollar. The Company collects substantially all of its revenues in REAIS, but pays certain of its expenses, including a significant portion of its equipment costs, substantially all interest expense in U.S. dollars. To the extent the REAL depreciates at a rate greater than the rate at which the Company is able to raise prices, the value of the Company's revenues (as expressed in U.S. dollars) is adversely affected. This effect on the Company's revenues also negatively impacts the Company's ability to fund U.S. dollar-based expenditures.

      As of January 1, 1998, the Company's financial statements reflect foreign exchange gains and losses associated with monetary assets and liabilities denominated in currencies other than the REAL. As a result, the devaluation of the REAL against the U.S. dollar has caused, and is expected to cause, for the foreseeable future, the Company to record a loss associated with its U.S. dollar monetary liabilities. Given that the Company has a net U.S. dollar monetary liability position, the net effect of the devaluation of the REAL against the U.S. dollar is to generate losses in the Company's financial statements. In order to protect against a possible further devaluation of the REAL, the Company may from time to time enter into certain foreign exchange contracts. See "Item 7A. Quantitative and Qualitative Disclosures about Market Risk."

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

      In November of 2000, the Brazilian Congress passed and approved a new law #10052 - November 28th, which establishes a new tax to be paid monthly by every telecommunications operator in the country. This tax, called FUNTTEL -- Fundo para o Desenvolvimento Tecnologico das Telecommunicacoes (Fund for Technological Development of Telecommunications Sector) -- will be calculated based on 0.5% (half percent) of the total gross income of every operation, and will become effective on April 2001.

FACTORS RELATING TO BRAZIL GENERALLY

      OUR BUSINESS COULD SUFFER FROM POLITICAL AND ECONOMIC UNCERTAINTIES IN BRAZIL. Changes in policies involving, among other things, tariffs, exchange controls, regulatory policy and taxation, as well as events such as inflation, currency devaluation, social instability or other political, economic or diplomatic developments could adversely affect our business, results of operations and financial condition.

      GOVERNMENT RESTRICTIONS ON THE CONVERSION AND REMITTANCE OF FUNDS ABROAD COULD HINDER OUR ABILITY TO OPERATE OUR BUSINESS. The Brazilian government has the authority to restrict the transfer of funds abroad. If the Brazilian government were to exercise this power, as it has done in the past, our subsidiaries could be prevented from purchasing equipment required to be paid for in U.S. dollars and from transferring funds to ITSA, which are required in order for ITSA to make scheduled interest payments on its outstanding Notes. Either of these events could have a material adverse impact on our business, operating results and financial condition.

FACTORS RELATING TO THE COMPANY

      OUR SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT OUR ABILITY TO RUN OUR BUSINESS. We currently have a significant amount of indebtedness. This substantial indebtedness could have important consequences. For example, it could:

o  limit our ability to obtain  additional  financing in the future to refinance
   existing   indebtedness  and  for  working  capital,   capital  expenditures,
   acquisitions, and general corporate purposes or other purposes;

o require us to dedicate a substantial portion of our cash flow from operations and cash and/or marketable securities on hand to the payment of principal and interest on our indebtedness, thereby reducing funds available for market expansion and additional market development;

o  hinder our ability to adjust rapidly to changing market conditions; and

o make us more vulnerable to economic downturns, limiting our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.

      OUR ABILITY TO DISTRIBUTE DIVIDENDS AND MEET DEBT OBLIGATIONS IS DEPENDENT ON OUR SUBSIDIARIES. Because we are a holding company, our ability to distribute dividends and meet our debt obligations are dependent upon the earnings of our subsidiaries and the distribution of those earnings to, or upon loans or other payment of funds by the subsidiaries to, us. Our subsidiaries may be obligated as guarantors of our debt to pay any amounts to our creditors or to make any funds available to our creditors. The payment of dividends from our subsidiaries and the payment of any interest on or the repayment of any principal of any loans or advances made to us by our subsidiaries, or by us to our subsidiaries
(1) may be subject to statutory or contractual restriction, (2) are contingent upon the earnings of such subsidiaries and (3) are subject to various business considerations.

      WE HAVE A HISTORY OF LOSSES AND MAY NEVER ACHIEVE PROFITABILITY. We have incurred net losses since our formation. We expect that we will continue to incur losses from operations from the foreseeable future. We cannot assure you that we will ever become profitable in the future.

      A FAILURE TO EFFECTIVELY MANAGE OUR INTERNAL GROWTH WOULD ADVERSELY AFFECT OUR BUSINESS. Our growth has placed a significant strain on managerial and operation resources. Any inability to manage growth effectively, or a drop in productivity of our employees could have a material adverse effect on our business, results of operations and financial condition.

      WE WILL NEED ADDITIONAL CAPITAL TO FINANCE GROWTH. Our business requires substantial investment on a continuing basis to finance:

o  debt service obligations,

o capital expenditures and expenses related to subscriber growth and system development,

o  the acquisition of new wireless licenses and operations, and

o  net losses.

The amount and timing of our future capital requirements will depend upon a number of factors, many of which are not within our control, including:

o  the grant of new licenses,

o  programming costs,

o  backbone and infrastructure costs,

o  capital costs,

o  competitive conditions, and

o the costs of any necessary implementation of technological innovations or alternative technologies.

      We can make no assurance that we will be able to obtain additional debt or equity capital on satisfactory terms, or at all, to meet our future financing needs. Furthermore, the indenture under which our outstanding debt was issued restricts the amount of additional indebtedness which we may incur. Failure to obtain any required additional financing could adversely affect our growth and, ultimately, could have a material adverse effect on our business, results of operations and financial condition.

      WE ARE IN A COMPETITIVE BUSINESS. We face potential competition from hardwire cable operators, DBS, local off-air VHF/UHF channels, telecommunications operators, home videocassette recorders and out-of-home theaters. Currently, there are three DBS providers in Brazil and the private telephone companies have started offering high-speed Internet access services, using DSL technologies, in some markets. Legislative, regulatory and technological developments may result in additional and significant competition. Many of our actual and potential competitors have greater financial, marketing and other resources than we do. We cannot provide any assurance that we will be able to compete successfully.

      OUR BUSINESS COULD SUFFER FROM CHANGES IN GOVERNMENT REGULATION. Changes in the regulation of our business activities, including decisions by regulators affecting our operations, could have an adverse effect on our business. Any new regulations could have a material adverse effect on the pay television industry, as a whole, and on us, in particular.

      WE ARE DEPENDENT ON CERTAIN KEY SUPPLIERS. We currently purchase decoders, modems and antennas from a limited number of sources. Our inability to obtain sufficient components as required from these sources, or to develop alternative sources if and as required in the future, could result in delays or reductions in customer installations which, in turn, could have a material adverse effect on our results of operations and financial condition.

      In February 2000, the Company's only supplier of decoders (General Instruments, recently purchased by Motorola) in its four Operating Markets announced that it was planning to discontinue production for this product in the future, and gave the Company a limited time in which to give additional orders for the manufacturing of this product. While the Company has a substantial inventory of decoders available for use for new subscribers, the technology used in the decoding process is proprietary and no other supplier currently could provide the Company with additional decoders should they become necessary. Some recent discussions between the Company, Motorola and several other operators in Brazil have raised the possibility of Motorola licencing its technology for production of the decoders in Brazil. It is unclear if Motorola will license its proprietary decoding technology to any other manufacturer or if it will continue to manufacture the decoders. If Motorola does not continue production of this decoder, or permit any other manufacturer to do so, and if the Company requires additional decoders for subscriber use, it could have a material adverse effect on our results of operations and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company's primary market risk exposure is foreign currency exchange rate risk between the U.S. dollar and the Brazilian REAL due to the Company having all of its operations based in Brazil, and most of its revenues and some of its expenses denominated in reais while substantially all of its debt and many of its expenses and capital equipment needs are denominated in dollars. In addition, for operating purposes, the Company holds a significant portion of its available cash in REAIS.

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

      The table below provides information on our debt outstanding as of December 31, 2000. The debt is denominated in U.S. dollars.

                                                           AS OF DECEMBER 31, 2000

                                 -----------------------------------------------------------------------------
                                               EXPECTED MATURITY DATE

                                 ---------------------------------------------------
                                                                           AFTER                     FAIR
                                    2000         2001         2002         2002         TOTAL      VALUE(1)
                                    ----         ----         ----         ----         -----      --------
                                                          (U.S. DOLLARS IN MILLIONS)

Long-term debt:
U.S. dollars                           --           --           --       39,500       39,500      39,500
                                 ---------      -------       --------    --------     --------    --------

Total long-term debt                   --           --           --       39,500       39,500      39,500
                                 ---------      -------       --------    --------     --------    --------

---------------
(1) The methodology used to determine the fair value included in the table above is described in note 2 to the Company's consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The following statements are filed as part of this Annual Report on Form 10-K:

                                                              FORM 10-K
                                                               PAGE NO.

FINANCIAL STATEMENTS:

 ITSA LTD. (SUCCESSOR TO TV FILME, INC.):
  Report of Independent Auditors.........................        28

  Consolidated Balance Sheets as of
  December 31, 1999 and 2000.............................        29

  Consolidated Statements of Operations for the years
  ended  December  31,  1998 and 1999, the six  months
  and twenty days ended July 20, 2000, and the five
  months and eleven days ended December 31, 2000..........       30

  Consolidated Statements of Changes in Stockholders'
  Equity (Deficit) for the years ended December 31, 1998
  and 1999, the six  months and twenty days ended July 20,
  2000, and the five months and eleven days ended
  December 31, 2000........................................      31

  Consolidated Statements of Cash Flows for the years
  ended December 31, 1998 and 1999, the six  months
  and twenty days ended July 20, 2000, and the five
  months and eleven days ended December 31, 2000............     32

  Notes to Consolidated Financial Statements................     33

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
ITSA Ltd.

We have audited the accompanying consolidated balance sheets of ITSA Ltd. (successor to TV Filme, Inc.) and subsidiaries as of December 31, 2000 (Sucessor) and December 31, 1999 (Predecessor), and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the five months and eleven days ended December 31, 2000 (Sucessor) and for the six months and twenty days ended July 20, 2000 and the years ended December 31, 1999 and 1998 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITSA Ltd. and subsidiaries at December 31, 2000 (Sucessor) and December 31, 1999 (Predecessor), and the consolidated results of their operations and their cash flows for the five months and eleven days ended December 31, 2000 (Sucessor) and for the six months and twenty days ended July 20, 2000 and the years ended December 31, 1999 and 1998 (Predecessor), in conformity with accounting principles generally accepted in the United States.

                                  ERNST & YOUNG
                          Auditores Independentes S.C.



                                 Sergio Citeroni
                                     Partner

Sao Paulo, Brazil
March 14, 2001

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                    PREDECESSOR    SUCCESSOR
                                                          DECEMBER 31,

                                                        1999          2000
                                                        ----          ----
                                                    (IN THOUSANDS OF US DOLLARS)

ASSETS
Current assets:

  Cash and cash equivalents ..................  $         42,175   $ 3,858
  Trade accounts receivable, less allowance of
     $651 in 1999 and $807 in 2000 ...........             1,850       795
  Prepaid expenses and other current assets ..             5,241     4,145
                                                         -------   -------
     Total current assets ....................            49,266     8,798
Property, plant and equipment, net ...........            27,755    19,149
Reorganization value in excess of amounts
  allocable to identifiable assets ...........              --      26,983
Licenses .....................................             3,323     5,111
Other assets .................................             2,978     2,884
                                                         -------   -------
        Total assets .........................           $83,322   $62,925
                                                         =======   =======
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  Current liabilities:
  Accounts payable ...........................   $      6,168    $   3,180
  Payroll and other benefits payable .........          1,577        1,668
  Accrued interest payable ...................         18,776          131
  Accrued liabilities ........................          1,347        1,935
  Senior Notes in default ....................        140,000         --
                                                    ---------    ---------
        Total current liabilities ............        167,868        6,914

12% Senior Secured Notes .....................           --         39,200
Deferred installation fees ...................            900          407
Provision for tax, labor proceedings
  and other...................................          6,196        5,316
Commitments and contingencies ................

Stockholders' equity (deficit):
   Preferred stock, $.01 par value,
     shares authorized - 1,000,000 in 1999 and
     none in 2000, no shares issued ..........           --           --
   Common stock, $.01 par value,
     shares authorized - 50,000,000 in 1999
     and 20,000,000 in 2000, shares issued and
     outstanding - 10,824,594 in 1999 and
     10,000,000 in 2000.......................           108          100
   Additional paid-in capital ................        45,657       24,938
   Accumulated deficit .......................      (130,225)     (12,131)
   Cumulative translation adjustment .........        (7,182)      (1,819)
                                                    ---------    ---------
     Total stockholders' equity (deficit) ....       (91,642)      11,088
                                                    ---------    ---------
     Total liabilities and stockholders'
     equity (deficit).........................      $  83,322    $  62,925
                                                    =========    =========


                             See accompanying notes.

           ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             PREDECESSOR   SUCCESSOR
                                                             SIX MONTHS   FIVE MONTHS
                                           PREDECESSOR       AND TWENTY    AND ELEVEN
                                           YEAR ENDED        DAYS ENDED    DAYS ENDED
                                          DECEMBER 31,        JULY 20,     DECEMBER 31,
                                       1998         1999        2000        2000
                                    -------------------------------------------------
                                    (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)

Revenues                            $ 45,408      $26,177      $13,044     $11,964
Operating costs and expenses:
    System operating                  19,617       11,844        6,076       4,479
    Selling, general and
      administrative                  31,637       15,901        9,681       7,270
    Stock compensation                    --           --           --       3,270
    Depreciation and amortization     21,651       14,205        6,442       5,257
                                    -----------  ----------- ----------- ------------
       Total operating costs and
        expenses                      72,905       41,950       22,199      20,276
                                    -----------  ----------- ----------- ------------
       Operating loss                (27,497)     (15,773)      (9,155)     (8,312)

Other income (expense):
    Interest expense                 (19,592)     (22,756)      (9,926)     (1,867)
    Interest income                   11,300        7,281        2,895         411
    Foreign exchange loss             (4,213)     (30,564)      (3,745)    ( 2,303)
    Other                               (218)         (34)         --          (60)
                                    -----------  ----------- ----------- ------------
        Total other income
       (expense)                     (12,723)     (46,073)     (10,776)     (3,819)
                                     -----------  ----------- ----------- ------------

Loss before reorganization items
  and extraordinary item             (40,220)     (61,846)     (19,931)    (12,131)
Reorganization items:
    Reorganization costs                  --       (4,724)      (2,709)         --
    Adjust accounts to fair value         --           --       (3,221)         --
                                    -----------  ----------- ----------- ------------
       Total reorganization items         --       (4,724)      (5,930)         --

Loss before extraordinary item       (40,220)     (66,570)     (25,861)    (12,131)
Extraordinary item -
    extinguishment of debt                --           --       88,781          --

                                    -----------  ----------- ----------- ------------
Net income (loss)                    (40,220)     $(66,570)    $62,920    $(12,131)
                                    ===========  =========== =========== ============

Basic earnings (loss) per share:
  Before extraordinary item          $  (3.72)    $  (6.15)    $ (2.39)    $  (1.21)
  Extraordinary item                       --           --        8.20           --
                                    -----------  ----------- ----------- ------------
  Net income (loss)                  $  (3.72)    $  (6.15)    $   5.81    $  (1.21)
                                    ===========  =========== =========== ============

  Weighted average number of
  shares outstanding                10,824,594   10,824,594  10,824,594  10,000,000
                                    ===========  =========== =========== ============



                             See accompanying notes.

           ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE THREE YEARS ENDED DECEMBER 31, 2000

               (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)



                                   COMMON STOCK    ADDITIONAL             CUMULATIVE
                                ------------------- PAID-IN   ACCUMULATED TRANSLATION
                                SHARES   PAR VALUE  CAPITAL    DEFICIT    ADJUSTMENT  TOTAL
                                ------   ---------  -------    -------    ----------  -----


PREDECESSOR BALANCE
  AT DECEMBER 31, 1997.......   10,824,594   $108   $45,657    $(23,435)  $    --    $22,330
Cumulative
  translation adjustment.....           --     --        --           --   (3,877)    (3,877)
  Net loss for the year.......          --     --        --     (40,220)       --    (40,220)
                                                                                     --------
Comprehensive loss                                                                   (44,097)
                       ----------------------------------------------------------------------

PREDECESSOR BALANCE
  AT DECEMBER 31, 1998.......    10,824,594   108    45,657     (63,655)   (3,877)    (21,767)
Cumulative
  translation adjustment.....            --    --        --           --    (3,305)    (3,305)

Net loss for the year........            --    --        --      (66,570)        --   (66,570)
                                                                                   -----------
Comprehensive loss                                                                    (69,875)
                       -----------------------------------------------------------------------

PREDECESSOR BALANCE
  AT DECEMBER 31, 1999.......    10,824,594   108    45,657     (130,225)    (7,182)  (91,642)
Cumulative
  translation adjustment.....            --     --       --            --     1,683     1,683
  Net income for the period...           --     --       --       62,920         --    62,920
                                                                                     ---------
Comprehensive income                                                                   64,603
Effect of
  reorganization and
  fresh-start
  accounting:
Cancellation of
  Predecessor                                            --
  equity.....................   (10,824,594) (108)       --           --         --      (108)
Issuance of new
  shares pursuant
  to the Plan of
  Reorganization.............    10,000,000   100    17,423           --       --       17,523
Fresh-start
  accounting
  valuation
  adjustment.................             --    --   (41,412)      67,305     5,499      31,392
                       ------------------------------------------------------------------------

SUCCESSOR BALANCE AT
 JULY 21, 2000.......            10,000,000    100    21,668            --       --     21,768
Stock compensation...........            --     --     3,270            --       --      3,270
Cumulative
  translation adjustment.....            --     --        --            --    (1,819)   (1,819)

Net loss for the  period.....            --     --        --       (12,131)      --    (12,131)
                                                                                      ---------
Comprehensive loss                                                                     (13,950)
                       ------------------------------------------------------------------------

SUCCESSOR BALANCE AT
  DECEMBER 31, 2000..           10,000,000   $100   $24,938         $(12,131) $(1,819) $11,088
                                ==========  ======= =======         ========  ======== ========

                             See accompanying notes.

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (IN THOUSANDS OF US DOLLARS)

                                                              PREDECESSOR     SUCCESSOR
                                                               SIX MONTHS     FIVE MONTHS
                                          PREDECESSOR         AND TWENTY       AND ELEVEN
                                           YEAR ENDED         DAYS ENDED      DAYS ENDED
                                           DECEMBER 31,         JULY 20,      DECEMBER 31,
                                      ----------  -----------  -----------   ------------
                                        1998         1999         2000          2000
                                      ----------  -----------  -----------   ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
Net income (loss)                  $   (40,220) $  (66,570)  $   62,920   $   (12,131)
Adjustments to reconcile net
income (loss) to net cash used in
operating activities:
   Depreciation and amortization        22,050      14,669        6,442         5,257
   Provision for doubtful accounts       6,674       1,337          548         1,123
   Amortization of debt issuance
     costs                               1,567       1,677           --            --
   Deferred installation fees           (3,107)       (737)        (392)          (33)
   Gain on disposal of equipment            --          --         (197)         (147)
   Foreign exchange loss                 4,213      24,553        3,745         2,303
   Adjust accounts to fair value            --          --        3,221            --
   Extinguishment of debt                   --          --      (88,781)           --
Changes in operating assets and
  liabilities:

   Accounts receivable                  (4,176)     (1,422)         626        (1,330)
   Prepaid expenses and other
     current assets                        375      (4,092)         (59)        1,409
   Accrued interest receivable             679          --           --            --
   Other assets                         (6,449)        286       (2,106)         (740)
   Pledged Securities                   16,645          --           --            --
   Accounts payable                     (9,023)      4,369          142        (3,414)
   Payroll and other benefits payable      950        (685)         738          (419)


   Accrued interest                         --      18,025      (15,074)       (1,867)
   Provision for tax, labor
     proceedings and other                  --          --           --          (357)
   Accrued liabilities                   3,522       3,403          492           958
Sale of operating loss carryforwards        --          --           --           669
                                      ----------  -----------  -----------   ------------
Net cash used in operating activities   (6,300)     (5,187)     (27,735)       (1,715)
                                      ----------  -----------  -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment                  (14,094)     (3,002)      (4,633)       (2,767)

Sales of equipment                          --          --          709           450
                                      ----------  -----------  -----------   ------------
Net cash used in investing
activities                            (14,062)     (3,593)      (3,924)        (2,317)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in payables from
affiliates                                (200)         --           --            --
                                      ----------  -----------  -----------   ------------
Realized losses                            --           --      (2,161)            --
Net cash used in financing
activities                                (200)         --      (2,161)            --
                                      ----------  -----------  -----------   ------------

Effect of exchange rate changes
on cash                                 (2,889)     (7,128)        (94)          (371)

Net change in cash and cash
equivalents                            (23,483)    (15,317)     (33,914)       (4,403)
Cash and cash equivalents at
   beginning of period                  80,975      57,492       42,175         8,261

Cash and cash equivalents at end   $    57,492  $   42,175   $    8,261   $     3,858
of period                             ===========  ===========  ==========   ============

Interest paid                      $    18,025  $       --   $   25,000   $        --
                                       ----------  -----------  -----------   ------------

                             See accompanying notes.

           ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           (IN THOUSANDS OF US DOLLARS, UNLESS OTHERWISE INDICATED)

      1. COMPANY BACKGROUND

      On July 21, 2000, ITSA Ltd., a Cayman Islands company, became the successor to TV Filme, Inc., a Delaware corporation, following the successful completion of a debt restructuring pursuant to a plan of reorganization of TV Filme, Inc. under Chapter 11 of the United States Bankruptcy Code. Unless otherwise indicated, ITSA Ltd., the successor company to TV Filme, Inc., and its subsidiaries will hereinafter be referred to as the "Company," and TV Filme, Inc., the predecessor company to ITSA Ltd., will hereinafter be referred to as "TV Filme."

      As of July 21, 2000, the Company adopted  fresh-start  reporting (see Note
3).

      Following financial difficulties in the years 1998 and 1999, and the devaluation of the Brazilian currency (the REAL) in 1999, among other factors, TV Filme selected a financial advisor to assist in evaluating strategic alternatives for the restructuring of its long term debt, represented by the 12-7/8% Senior Notes due 2004 (the "12-7/8% Senior Notes"). On August 13, 1999, TV Filme reached an agreement in principle with a committee representing holders of TV Filme's outstanding 12-7/8% Senior Notes. On January 26, 2000, TV Filme filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, together with a pre-negotiated Plan of Reorganization and the Disclosure Statement relating to such Plan, with the U.S. Bankruptcy Court for the District of Delaware. The court approved the Disclosure Statement on March 1, 2000. Following approval of the Disclosure Statement, ballots respecting the Plan were circulated to those parties entitled to vote on the Plan, and the Plan was confirmed at a hearing by the court on April 10, 2000. Effectuation of the Plan was completed on July 21, 2000, following approval of ANATEL (the Brazilian Telecommunications Agency) and the Central Bank of Brazil.

      In accordance with the terms of the plan of reorganization, the 12-7/8% Senior Noteholders received a $25 million cash payment and their existing notes were converted into (i) Secured Notes in the aggregate principal amount of $35 million, due 2004, at an interest rate of 12% per annum, and (ii) 80% of the new common equity of the reorganized Company. Current management received 15% of the new common equity, and the existing common stockholders of TV Filme received 5% of the new common equity of the reorganized Company. Shares granted to current management have been expensed in the financial statements of the successor based on the fair market value at that date. They have been expensed in the period as there are no contractual requirements in connection with the issuance of these shares. TV Filme's stock option plan and outstanding stock options under the plan were cancelled. ITSA Ltd. (the reorganized Company) is a newly-formed Cayman Islands holding company and is the successor issuer to TV Filme. The 12-7/8% Senior Notes were cancelled upon surrender. The 12% Senior Secured Notes were issued by ITSA-Intercontinental Telecommunicacoes Ltda., a wholly-owned subsidiary of the Company.

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

      Although the economic situation in Brazil has remained relatively stable in recent years, a return to higher levels of inflation, and currency fluctuations could adversely affect the Company's operations. The devaluation of the Brazilian REAL in relation to the U.S. dollar has had significant effects on the Company's financial statements. The exchange rate of the Brazilian real ("R$") to the U.S. dollar was R$1.2087:US$1.00 at December 31, 1998, R$1.7890:US$1.00 at December 31, 1999 and R$1.9554:US$1.00 at December 31, 2000.
At March 14, 2001 the exchange rate was R$2.0763:US$1.00.

      The Company has projected cash operating deficiencies for the year 2001. Its ability to continue operating is based on a commitment for a $10,000 secured revolving credit facility on the terms and subject to the conditions set forth in the credit agreement (see note 10).

      The Company has no material assets of its own other than the investment in its subsidiaries. All assets of the subsidiaries are restricted.

      2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

      BASIS OF PRESENTATION

      The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States in U.S. dollars. Until December 31, 1997, amounts in Brazilian currency were remeasured into U.S. dollars in accordance with the methodology set forth in Statement of Financial Accounting Standards No. 52 ("SFAS 52"), "Foreign Currency Translation," as it applies to entities operating in highly inflationary economies.

      Effective January 1, 1998, the Company determined that Brazil ceased to be a highly inflationary economy under SFAS 52. Accordingly, as of January 1, 1998, the Company began using the REAL as the functional currency of its Brazilian subsidiaries. As a result, all assets and liabilities are translated into dollars at period end exchange rates and all income and expense items are translated into U.S. dollars at the average exchange rate prevailing during the period. Translation gain and losses are reported in the cumulative translation adjustment component of stockholders' equity. Foreign currency transaction gains and losses are reported in income.

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

      REVENUE RECOGNITION

      Revenues from subscribers for monthly subscriptions are recognized in the period service is rendered.

      Installation fees are recorded as deferred revenues as earned.

      USE OF ESTIMATES

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      CASH EQUIVALENTS

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are stated at cost. The Company capitalizes materials, subcontractor costs, labor and overhead incurred associated with initial subscriber installations. The Company continues to depreciate the full installation cost subsequent to any subscriber disconnections.

      Depreciation is computed on the straight-line basis using estimated useful lives ranging from 5 to 10 years for buildings and leasehold improvements (limited to the shorter of the lease term or the useful life), 5 years for machinery and equipment, furniture and fixtures and 4 years for installation costs. Depreciation expense for leased assets is included in depreciation expense.

      ADVERTISING EXPENSE

      The Company expenses all advertising and costs as they are incurred. Advertising expenses amounted to $2,282 in 1998, $1,073 in 1999 and $921 and $397 for the periods ended December 31, 1998, 1999, July 20, 2000 and December 31, 2000, respectively.

      REORGANIZATION  VALUE IN EXCESS OF  AMOUNTS  ALLOCABLE  TO  IDENTIFIABLE
ASSETS

      The excess value recorded in conjunction with fresh-start accounting is being amortized on a straight-line basis over a period of 10 years. Accumulated amortization at December 31, 2000 was $1,352. The carrying amount of the reorganization value in excess of amounts allocable to identifiable assets is reviewed for recoverability based on the undiscounted cash flows of the Company over the remaining amortization period. Should the review indicate that it is not recoverable, it would be reduced to the fair value.

      LICENSES

      Licenses are comprised of wireless and data communications licenses, which are amortized on a straight-line basis over the period of the license. Accumulated amortization was $1,105 and $256 at December 31, 1999 and 2000, respectively.

      INCOME TAXES

      Income taxes are provided using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes."

      EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share is computed by dividing income or loss by the weighted average number of common shares outstanding for the period.

      CONCENTRATIONS

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash investments and trade receivables. The Company requires no collateral for accounts receivable. Management believes the risk with respect to trade receivables is mitigated to some extent by the fact that the Company's customer base is highly diversified. The Company has significant programming supplied by HBO Brasil. The Company has entered into contracts to secure this source of programming, with no obligation on the Company's part. The provision for doubtful accounts was $6,674 in 1998, $1,137 in 1999, and $548 and $1,123 for the periods ended July 20, 2000 and December 31, 2000, respectively.

         FINANCIAL INSTRUMENTS

         The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable and debt. The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Cash and cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

         Accounts receivable and accounts payable. The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

         Long-term debt. The long term debt was trading at 20% of its principal in 1999 and the carrying amount reported in the balance sheet approximates fair value in 2000.

      RECLASSIFICATIONS

      Certain prior period amounts have been reclassified to conform with the current period presentation.

      NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The adoption of SAB 101 did not have a material effect on the Company's consolidated results of operations and financial position.

      3. REORGANIZATION AND FRESH-START REPORTING

      As of July 21, 2000, the Company adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Fresh-Start Accounting resulted in material changes to the consolidated balance sheet based upon appraised reorganization value of the Company.

      TV Filme's reorganization value of $76,184 was based on a valuation performed by an independent firm using 10 year forecasted discounted cash flows and other economic measures. The value resulted in a greater value than the carrying value of the net assets. As such, the difference of $31,413 was recorded as Reorganization value in excess of amounts allocable to identifiable assets.

      The effect of the plan of reorganization and adoption of fresh-start reporting was as follows:

                                                   EXCHANGE
                                            DEBT      OF    FRESH
                          PRECONFIRMATION DISCHARGE  STOCK   START REORGANIZE
                          ------------- -------- -------- ------- ----------
ASSETS

CURRENT ASSETS
  Cash and cash
   equivalents               $36,163    $(27,902) $   --   $   --     $8,261
  Accounts receivable,
   net                         1,380         --       --       --      1,380
  Prepaid, expense and other
   current assets              6,964                                   6,964


                          ------------- -------- -------- -------  ----------
   Total Current Assets       44,507    (27,902)      --       --     16,605

Property, plant and
equipment, net                25,369         --       --   (3,221)    22,148
Reorganization value in
  excess of amounts
  allocable to
  identifiable assets             --         --       --   31,413     31,413
Licenses                       5,638         --       --     --        5,638
Other assets                     380         --       --     --          380

                          ------------- -------- -------- -------   ----------
TOTAL ASSETS                 $75,894    $(27,902) $        $28,192   $76,184
                          ============= ========  ======== =======  ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable            $9,908    $(2,902)  $   --   $    --    $7,006
  Payroll and other
   benefits payable            2,243         --       --        --     2,243
  Accrued interest
   payable                    28,646    (26,196)      --        --     2,450
  Accrued liabilities
   and taxes payable           7,238         --       --        --     7,238
  Senior notes in default    140,000    (140,000)     --        --       --
                          ------------- -------- -------- -------  ----------
   Total Current
    Liabilities              188,035    (169,098)     --        --    18,937

12% Senior secured notes          --     35,000       --        --    35,000
DEFERRED INSTALLATION
FEES                             479         --       --        --       479

Minority Interest                (21)        --       --         21       --


                                                   EXCHANGE
                                            DEBT      OF    FRESH
                          PRECONFIRMATION DISCHARGE  STOCK   START REORGANIZE
                         ------------- -------- -------- ------- ----------z

STOCKHOLDERS' EQUITY
(DEFICIT)
  Common stock                   108         86      (94)       --       100
  Additional paid-in
   capital                    45,657     17,329       94    (41,412)  21,668
  Accumulated deficit       (152,865)    88,781       --     64,084      --
   Cumulative
    Translation Adjustment    (5,499)        --      --       5,499       --
                          ------------- --------  --------  ------- ----------

   Total stockholders'
    equity (deficit)        (112,599)   106,196      --    28,171   21,768
                          ------------- -------- -------- ------- ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY
 (DEFICIT)                   $75,894    $(27,902)$   --    $28,192  $76,184
                          ============= ======== ======== ======= ==========



      4.  PROPERTY, PLANT AND EQUIPMENT

      Property,  plant and  equipment is comprised of the  following at December
31:



                                                          PREDECESSOR  SUCCESSOR
                                                             1999      2000
                                                           ----------  ---------

Land.....................................................    $950      $855
Building and leasehold improvements......................   1,330        67
Machinery and equipment..................................  24,125     7,751
Furniture and fixtures...................................     791       234
Installation costs.......................................  39,850    13,893
                                                          --------  --------
                                                           67,046    22,800
Accumulated depreciation................................. (39,291)   (3,651)
                                                          --------  --------
                                                           $27,755  $19,149
                                                          ========  ========

       In  conjunction  with  fresh  start  accounting,   Property,  Plant   and
Equipment were stated at their fair value at July 21, 2000, and therefore, accumulated depreciation was reduced to zero at this time.

       Depreciation expense of $21,651 in 1998, $13,388 in 1999, and $6,371 and $6,371 and $3,651 for the periods ended July 20, 2000 and December 31, 2000 respectively is recorded in the statement of operations.

      5. 12% SENIOR SECURED NOTES

      The 12% Senior Secured Notes ($39,200 outstanding at December 31, 2000) are U.S. dollar denominated and are due on December 20, 2004. Interest payments are due on June 20 and December 20 of each year until maturity. Interest is payable in kind at the Company's option through its first four payment dates. The Company exercised its option at December 31, 2000 and issued additional notes for the $4,200 interest accrued to that date. The 12% Senior Secured Notes are secured by all of the assets of the Company. In the event of a default on the Senior Secured Notes, 25% of the lenders thereunder may declare the unpaid principle or, and any accrued interest on, all the Senior Secured Notes to be due and payable immediately. In the event the Company becomes subject to a voluntary or involuntary insolvency proceeding, the 12% Senior Secured Notes become immediately due and payable.

      6.  CAPITAL

      At December 31, 1999 and 2000 there were no funds available for dividends.

      7.  RELATED PARTY TRANSACTIONS

      Through 1999 substantially all programming was supplied by a subsidiary of Tevecap S.A. ("Tevecap"), a stockholder of the Company, pursuant to a programming contract. Amounts paid to such affiliate in 1998 and 1999 were $10,607 and $7,643, respectively.

      8.  INCOME TAXES

      Income taxes are provided based upon the tax laws and rates in Brazil. All income has been earned in Brazil and the Company is not subject to income tax in the Cayman Islands on income earned outside of Cayman Islands.

      The income taxes computed at Brazil's statutory rate are reconciled to income tax expense.
                                                           PERIOD ENDED

                                             PREDECESSOR             SUCCESSOR
                                      DECEMBER 31,      JULY 20,    DECEMBER 31,
                                     1998     1999       2000        2000
                                     ----     ----       ----        ----
                                          (IN THOUSANDS OF US DOLLARS)
Income taxes (benefit) at
  Brazilian statutory rate
   (34%)..........................  (13,273) $(22,648)   $21,393   ($3,013)
Benefit of losses not recorded....    1,651     3,876      4,859     3,965
Nontaxable forgiveness of debt....      --        --     (30,185)      --
Effect of change in tax rate......      --        667        --        --
Increase (decrease) in valuation
      allowance...................    11,622   18,105      3,933      (952)
                                     --------  -------     -----      -----
Tax expense.......................   $  --     $  --     $   --     $  --
                                      =====     =====     =======    ======

      The Company has not recognized any future income tax benefit for its net operating loss carryforwards in excess of net deferred tax liabilities as it is not assured that it will be able to realize a benefit for such losses in the future. The net operating loss carryforwards amounted to $115,091 at December 31, 2000. Under Brazilian law, net operating losses may be carried forward for an unlimited period of time. Use of these losses, however, is restricted to 30% of taxable income in a tax period. Future realization of net operating loss carryforwards, if any, existing at the date of reorganization will be recorded as a reduction of "Reorganization value in excess of amounts allocable to identifiable assets" related to the reorganization, then to intangibles existing at the date of reorganization and then income tax expense.

      Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate effect of temporary differences as of December 31, 1999 and 2000 is as follows:

                                                       PREDECESSOR   SUCCESSOR
                                                       -----------   ----------
                                                         1999          2000
                                                         ----          ----
                                                        (IN THOUSANDS OF
                                                           US DOLLARS)

Deferred tax assets
  Net operating loss carryforwards................... $38,456        39,132
  Deferred installation fees.........................     306           138
  Other..............................................   2,554         3,398
                                                      -------         -----
                                                       41,316        42,668
  Valuation allowance................................ (36,943)      (39,927)
                                                      --------      --------
                                                        4,373         2,741
Deferred tax liabilities
  Fixed assets....................................... (4,373)       (2,741)
                                                      -------    ----------
Net deferred tax assets.............................. $   --      $     --
                                                      =======     =========

      During the period ended December 31, 2000, under Brazilian legislation, the Company sold $5,452 of operating loss carryforwards to other Brazilian entities for $669, which was recorded as a reduction of "Reorganization value in excess of amounts allocable to identifiable assets" resulting from fresh-start accounting.

      9.  TAX AND LABOR CONTINGENCIES

      The Company is party to certain legal proceedings arising in the normal course of business, and has made provisions when it believes that it can reasonably estimate probable losses. The Company believes that the provisions made are sufficient to cover probable losses and does not believe there is a reasonable possibility of any material losses in excess of the amounts provided.

      In connection with some of these proceedings the Company has made judicial deposits which will only be released upon a favorable judgment. The position of such provisions for tax, labor claims and other litigations are as follows:

                                  PREDECESSOR  SUCCESSOR
                                     1999        2000
                                  ------------------------

      Tax contingencies              4,675       3,960
      Other contingencies            1,033       1,250
                                  ------------------------
                                     5,708       5,210
                                  ========================


      10.  COMMITMENTS

      The Company leases, under operating leases, office space and vehicles, and has entered into various transmission tower rental agreements.

      Rent expense amounted to approximately $3,508 in 1998, $2,527 in 1999 and $847 and $677, respectively, for the periods ended July 20, 2000 and December 31, 2000. A substantial number of these rental agreements are renewed on a continuous basis.

      Future minimum lease payments under noncancelable operating leases with initial term of one year or more consisted of the following at December 31, 2000:

2001..........................................................    $ 1,121
2002..........................................................        736
2003..........................................................        448
2004..........................................................         45

      The  Company  has  executed  a  commitment  letter  between   the Company,
certain of its subsidiaries and the lenders thereunder whereby such lenders agree to provide working capital to the Company in the form of a $10,000,000 secured revolving credit facility. The Company must give the lenders 15 days notice of its intention to implement the credit facility. Closing on the facility will have the effect of making the lenders thereunder on an equal and ratable basis with the holders of the Company's Senior Secured Notes. The facility will be guaranteed by the Company's subsidiaries. The credit facility restricts the Company's ability to, among other things, pay dividends, issue stock, sell assets, enter into transactions with affiliates and incur liens. Borrowings under the facility must be in an aggregate amount of $1,000,000 and multiples of $100,000 in excess thereof, and the Company must give 10 days notice of its intention to borrow under the facility. The loans will bear interest at a rate of 15% per annum and are payable upon the earlier of one year, a change of control of the company or at the option of the Company with ten days prior notice.

      11.  JUDICIAL DEPOSITS

      Judicial deposits are restricted assets of the Company and relate to amounts paid to the courts and held in judicial escrow, pending resolution of related legal matters.

      The Company had $1,270 and $543 in judicial deposits at December 31, 2000 and 1999. These deposits are classified as other non-current assets.

      12.  FINANCIAL INSTRUMENTS AND DERIVATIVES

      FOREIGN EXCHANGE CONTRACTS

      At December 31, 1999 and 2000, the Company had $28,000 and $--, respectively, of foreign exchange contracts. The contracts held at December 31, 1999 expired in February 2000. These contracts allow the Company to receive in REAIS, at maturity, the dollar equivalent of the contract value calculated using the exchange rate as of the maturity date. The Company recognizes realized and unrealized losses in the income statement in foreign currency exchange loss. Realized and unrealized losses during the periods ending December 31, 1998, 1999 and July 20, 2000 and December 31, 2000 amounted to $--, $1,200,
$1,800 and $--, respectively.

ITEM 9. CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        ---------------------------------------------------------------------
            FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

      The following table sets forth certain information with respect to the persons who are members of the Board of Directors or are executive officers of the Company as of December, 2001.

             NAME                        AGE                   POSITION
             ----                        ---                   --------
Hermano Studart Lins de                   38           Chief Executive Officer,
Albuquerque                                            Secretary and Director
Carlos Andre Studart Lins de              36           President, Chief
Albuquerque                                            Operating Officer,
                                                       acting Chief Financial
                                                       Officer and Director
Savio Pinheiro                            47           Director
Jared E. Abbruzzese                       47           Director
James B. Rubin                            47           Director
Steven A. Audi                            33           Director
Luciano Puccini Medeiros                  30           Director

      The business experience of each of the directors and executive officers of the Company during the last five years is as follows:

      HERMANO STUDART LINS DE ALBUQUERQUE, one of the co-founders of the Company, has served as Chief Executive Officer, Secretary and a director of the Company since its incorporation. Mr. Lins received a Master's degree in Artificial Intelligence from the University of Sussex, England and a Bachelor of Science degree in Electronic Engineering from the University of Brasilia. Mr. Lins was a member of the MMDS Regulation Commission, and is currently a member of C-INI, a committee inside Anatel to support the development of Brazil's National Information Infrastructure. Mr. Lins is also Chairman of the Board of ITSA LTD. Mr. Lins is the brother of Mr. Carlos Andre Studart Lins de Albuquerque.

      CARLOS ANDRE STUDART LINS DE ALBUQUERQUE, one of the co-founders of the Company, has served as President, Chief Operating Officer and a director of the Company since its incorporation and as the acting Chief Financial Officer since October 1998. Mr. Lins also served as Treasurer of the Company from its incorporation until July 1997. Mr. Lins received a Bachelor of Science degree in Physics from the University of Brasilia and a Bachelor of Science degree in Mathematics from the University of Ceub. Mr. Lins is the brother of Mr. Hermano Studart Lins de Albuquerque.

      SAVIO PINHEIRO has been the President of SP Communications and President of the Consultative Council of ANATEL (Brazilian Telecommunications Agency) for the past five years.

             JARED E. ABBRUZZESE has been a Director of ITSA Ltd. since July 2000. Mr. Abbruzzese is a founder and Chairman of TechOne Capital Group LLC, a consulting and private investment firm concentrating in the telecommunications and technology sectors, and is Chairman of WSNet, Inc., na Austin-based satellite broadcast company. Mr. Abbruzzese is also chairman and has been a director of DualStar Technologies Corporation (Nasdaq: DSTR) since September 1999. Mr. Abbruzzese was the founder and served as Chairman and Chief Executive Officer of CAI Wireless Systems, Inc., an MMDS operator located in Albany, New York, from August 1991 until CAI's acquisition by WorldCom, Inc. in August 1999. Mr. Abbruzzese served in such capacities for CAI during CAI's 1998 Chapter 11 proceeding. He is also a co-founder of Crest Communications LLC, a private communications fund, and a member of the governing board of VenInfoTel LLC, a Venezuelan telephone and cable company.

      JAMES B. RUBIN is Co-Chairman and Chief Investment Officer of Resurgence Asset Management, L.L.C. He has managed the investment portfolios of the firm and its affiliates and predecessors since its inception in 1989.

      STEVEN A. AUDI is Senior Vice President of Resurgence Asset Management, L.L.C. Mr. Audi joined Resurgence in 1997. Mr. Audi was formerly with Bear Stearns, from 1992 to 1995, as a Vice President and then Director of Risk Management and with Bankers Trust, from 1990 to 1992, as an Associate in the Global Markets division. Mr. Audi holds a B.S. in Economics from Ohio State University and a M.B.A. from the Wharton School at the University of Pennsylvania.

      LUCIANO PUCCINI MEDEIROS received a Juris Doctor degree from Candido Mendes University Law School in 1993. Acting in the Mergers and Acquisitions, Privatizations, Securities Law, International Business Transactions and Banking fields, he practiced law for with Banco Pactual S.A. from 1992 until 1997, when he became an Associate at the Jones Day Reavis and Pogue Law Office. After working as an investment banker for Banco Pactual S.A. for one year, in 1999 he joined Barbosa, Mussnich & Aragao Law Office, where he is currently an Associate.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors, certain officers and persons holding more than 10% of a registered class of the Company's equity securities to file reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "Commission") and any exchange on which the Company's securities are traded. Directors, certain officers and greater than 10% stockholders are also required by Commission regulations to furnish the Company with copies of all such reports that they file. Based on the Company's review of copies of such forms provided to it, the Company believes that all filing requirements were complied with during the fiscal year ended December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

SUMMARY COMPENSATION TABLE

      The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, any person acting as the Company's Chief Executive Officer during 2000, regardless of the amount of compensation paid, and the other most highly compensated executive officers of the Company whose aggregate cash and cash equivalent compensation exceeded $100,000 (collectively, the "Named Executive Officers"):

                                                                      LONG-TERM
                                                                     COMPENSATION
                                    ANNUAL COMPENSATION                 AWARDS
                        ----------------------------------        --------------
                                                     OTHER            SECURITIES      ALL OTHER
                                                     ANNUAL           UNDERLYING      COMPENSATION
NAME AND POSITION  YEAR  SALARY($)  BONUS ($)     COMPENSATION(1)      OPTIONS          ($)(2)
-----------------  ----  -------    ---------    ----------------     -------------     ------

Hermano Studart
  Lins de         2000  $203,000   $50,000        $       --                   --        $6,500
Albuquerque,......
 Chief Executive
 Officer          1999   203,000                  $       --                   --         6,500
                  1998   201,748   125,000        $       --                   --         6,425
Carlos Andre
  Studart         2000  $203,000  $50,000                                      --        $6,500
  Lins de         1999   203,000                  $       --                   --         6,500
  Albuquerque,....1998   201,748  125,000         $       --                   --         6,425
  President,
  Chief
  Operating
  Officer and
  acting Chief Financial
  Officer

---------------------

(1)No amounts have been reflected in this column for any Named Executive Officer because the aggregate value of perquisites and other personal benefits for each officer in the specified years was below the Commission's threshold for disclosure (i.e., the lesser of $50,000 or 10% of the total of annual salary and bonus for such officer).

(2)Represents Company paid life insurance premiums. Does not include common stock issued to COMPEX HOLDINGS, a Cayman Islands corporation wholly-owned by the Company's management, in connection with the Company's reorganization. See footnote 1 to the Company's financial statements.




EMPLOYMENT AGREEMENTS

   The Company has entered into employment agreements with each of Messrs. Hermano Lins and Carlos Andre Lins, pursuant to which Mr. Hermano Lins serves full time as Chief Executive Officer of the Company and Mr. Carlos Andre Lins serves full time as President and Chief Operating Officer of the Company. The minimum annual base salary under such agreements for each of Messrs. Lins is $203,000. In addition, each of Messrs. Lins is eligible to receive an annual bonus, in an amount to be determined by the Board, based on the achievement of certain criteria which shall be established each year by the Board. The bonus for any year shall be no less than 25 percent and no greater than 120 percent of Executive's salary for any year. Pursuant to each of Messrs. Lins' employment agreements, if the Company terminates the executive's employment for reasons other than "cause" (as defined therein), the Company is required to pay (i) any compensation accrued and unpaid as of the date of such termination; (ii) Executive's base salary as in effect on the date of such termination, for a period of 18 months commencing on such date, in accordance with customary payroll procedures (provided, however, that the Employer, in its discretion, may pay such salary in a lump sum); and (iii) any Performance Bonus (in accordance with Section 2(b)) that Executive would have earned in the year his employment is terminated, prorated as of the date of such termination.

STOCK OPTIONS

STOCK OPTION PLAN

      All outstanding options were cancelled in connection with the plan of reorganization. No options or stock appreciation rights were exercised by the Named Executive Officers during fiscal 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding the beneficial ownership of the Common Stock, as of March 29, 2001, by (i) each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective stockholders of the Company.

                                                  AMOUNT AND      PERCENTAGE
                                                   NATURE OF          OF
                                                  BENEFICIAL        CLASS
NAME AND ADDRESS(1)                              OWNERSHIP (2)       (2)
-------------------                              -------------    ----------

Resurgence Asset Management, L.L.C., and
 related entities(3)
   10 New King Street
   First Floor
   White Plains, New York 10604.............    3,400,914           34.0
COMPEX HOLDINGS(4)
   c/o Maples & Calder, Attorneys at Law
   Ugland House
   P.O. Box 309
   George Town
   Grand Cayman, Cayman Islands, British West
     Indies.................................    1,500,000            15.0
Various Singer Family Entities (5)
   25 Coligni Avenue
   New Rochelle, New York, 10801............     848,313              8.5
Stephen Feinberg(6)
   450 Park Avenue
   28th Floor
   New York, New York 10022.................      572,001             5.7
Hermano Albuquerque(7)......................            *             *
Carlos Andre Albuquerque(7).................            *             *
Savio Pinheiro..............................          -0-           -0-
Jerry Abbruzzese............................          -0-           -0-
James B. Rubin(8)...........................          -0-           -0-
Steven A. Audi(8)...........................          -0-           -0-
Luciano Puccini Medeiros....................          -0-           -0-
All executive officers and directors
  as a group (7 persons)(7)(8)..............            *             *

* indicates ownership of less than 1% of the Common Stock



(1) Unless otherwise indicated above or in the footnotes below, the address for each stockholder identified above is ITSA Ltd. c/o ITSA-Intercontinental Telecomunicacoes Ltda, SCS Quadra 07-Bl.A, Ed. Executive Tower, Sala 601, 70.300-911 Brasilia-DF, Brazil.

(2) Beneficial ownership is determined in accordance with the rules of the Commission. Except as indicated in the footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

(3) Based on information contained in Schedule 13G filed jointly by Resurgence Asset Management, L.L.C., Resurgence Asset Management International, L.L.C., Re/Enterprise Asset Management, L.L.C., and certain of their related entities and affiliates (the "Resurgence Entities") on February 14, 2001. Resurgence Asset Management, L.L.C. has sole voting and dispositive power for 1,319,200 shares, Resurgence Asset Management International, L.L.C. has sole voting and dispositive power for 752,945 shares and Re/Enterprise Asset Management, L.L.C. has sole voting and dispositive power for 1,251,683 shares. The Resurgence Entities have, in the aggregate, sole voting and dispositive power for 3,400,914 shares. Steven A. Audi is Senior Vice President of Resurgence

      Asset Management, L.L.C. and James B. Rubin is Co-Chairman and Chief Investment Officer of Resurgence Asset Management, L.L.C. Resurgence Asset Management, L.L.C., Resurgence Asset Management International, L.L.C. and Re/Enterprise Asset Management, L.L.C. have an address of 10 New King Street, First Floor, White Plains, New York 10604.

(4) COMPEX HOLDINGS is a Cayman Islands corporation, owned entirely by the following members of the Company's management: Hermano Albuquerque, Carlos Andre Albuquerque, Ari Lisboa, Geraldo C. Mello, Carlos Souza, Veronica Albuquerque, Dilton Caldas and Robespierre M. Sa.

(5) Represents 460,027 shares owned by the Gary & Karen Singer Children's Trust, 234,286 shares owned by Romulus Holdings, Inc., 149,000 shares owned by the Second G & K Singer Children's Trust and 5,000 shares owned by the Mars/Normel Retirement Trust. Steven Singer is the Executive Vice President of Romulus Holdings, Inc. and the Trustee of the Gary & Karen Singer Children's Trust and the Second G & K Singer Children's Trust. Brad Singer is an officer of Romulus Holdings, Inc. and the Trustee of the Mars/Normel Retirement Trust.

(6) Based on information contained in Schedule 13G filed by Stephen Feinberg on March 1, 2001. As of July 25, 2000, 269,143 shares were owned by Cerberus International, Ltd., a corporation organized under the laws of the Bahamas ("International"), and 131,429 shares were owned by Cerberus Institutional Partners, L.P., a limited partnership organized under the laws of Delaware ("Institutional"). In addition, as of such date, 171,429 shares were owned in the aggregate by certain private investment funds (collectively, the "Funds"). Stephen Feinberg possesses sole power to vote and direct the disposition of all shares of the Common Stock owned by each of International, Institutional and the Funds.

(7)   Does not include shares owned by COMPEX HOLDINGS.  See note 4 above.

(8) Does not include shares owned by Resurgence Asset Management, L.L.C., and related entites. See note 3 above.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)   1.    FINANCIAL STATEMENTS.

      The financial statements are included in Part II, Item 8. of this Report.

      2. FINANCIAL STATEMENT SCHEDULES AND SUPPLEMENTARY INFORMATION REQUIRED TO BE SUBMITTED.

      All schedules have been omitted because they are inapplicable or the required information is shown in the consolidated financial statements or notes.

(B) REPORTS ON FORM 8-K.

      No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 2000.

(C)   INDEX TO EXHIBITS.

      The following is a list of all Exhibits filed as part of this Report:

EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT

  *2.1 First Amended Disclosure Statement relating to the First Amended Plan of Reorganization, dated February 29, 2000, approved by the U.S.
           Bankruptcy Court for the District of Delaware on March 1, 2000 (incorporated by reference to Exhibit 2.1 to TV Filme's Annual Report on Form 10-K for the year ended December 31, 1999 ("TV Filme's 1999 10-K").
  *2.2 First Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated February 29, 2000 (incorporated by reference to Exhibit 2.2 to TV Filme's 1999 10-K).
  *2.3 Reorganization and Transfer Agreement, dated as of July 20, 2000, by and between TV Filme, Inc., a Delaware corporation, ITSA Ltd., a
           Cayman  Islands  corporation  (incorporated  herein by  reference  to
           Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on August 5, 2000).
 **3.1(i)  Memorandum of Association of ITSA Ltd.
 **3.1(ii) Articles of Asssociation of ITSA Ltd.
  *3.2(i) Certificate of Incorporation of TV Filme (incorporated herein by reference to Exhibit 3.1 to TV Filme's Registration Statement on Form S-1, dated May 3, 1996, Registration No. 333-4512 ("TV Filme's S-1")).
  *3.2(ii) Amended  and  Restated  By-Laws of TV Filme  (incorporated  herein by reference to Exhibit 3.1(ii) to TV Filme's Form 10-Q for the fiscal quarter ended June 30, 1997, File No. 0-28670).
  *4.1 Indenture, dated as of December 20, 1996, between TV Filme and IBJ Schroder Bank & Trust Company, as Trustee (including the form of the Senior Notes) (incorporated herein by reference to Exhibit 4.1 to TV Filme's Registration Statement on Form S-4, dated February 4, 1997, Registration No. 333-21057 ("TV Filme's S-4")).
  *4.2     Registration Rights Agreement,  dated December 20,  1996, between
           TV  Filme  and  Bear,   Stearns  &  Co.   Inc.,   BT   Securities
           Corporation, J.P. Morgan Securities Inc. and Alex. Brown & Sons Incorporated (incorporated herein by reference to Exhibit 4.2 to
           TV Filme's S-4).
  *4.3     Purchase  Agreement,  dated  December 16,  1996, between TV Filme and Bear, Stearns & Co. Inc., BT Securities Corporation, J.P. Morgan Securities Inc. and Alex. Brown & Sons Incorporated, as
           the  Initial  Purchasers  (incorporated  herein by  reference  to
           Exhibit 4.3 to TV Filme's S-4).
  *4.4 Note, dated December 20, 1996, of ITSA to TV Filme (incorporated herein by reference to Exhibit 4.4 to TV Filme's S-4).
  *4.5 Note Pledge Agreement, dated as of December 20, 1996, between TV Filme and IBJ Schroder Bank & Trust Company, as Collateral Agent (incorporated herein by reference to Exhibit 4.5 to TV Filme's S-4).
  *4.6 Collateral Pledge and Security Agreement, dated as of December 20, 1996, among ITSA, TV Filme and IBJ Schroder Bank & Trust Company, as Collateral Agent (incorporated herein by reference to Exhibit 4.6 to TV Filme's S-4).
  *4.7 Subsidiary Guarantee, dated as of December 20, 1996, made by TV Filme Brasilia Servicos de Telecomunicacoes (incorporated herein by reference to Exhibit 4.7 to TV Filme's S-4).
  *4.8 Subsidiary Guarantee, dated as of December 20, 1996, made by TV Filme Belem Servicos de Telecomunicacoes (incorporated herein by reference to Exhibit 4.8 to TV Filme's S-4).
  *4.9 Subsidiary Guarantee, dated as of December 20, 1996, made by TV Filme Goiania Servicos de Telecomunicacoes (incorporated herein by reference to Exhibit 4.9 to TV Filme's S-4).
  *4.10 Indenture, dated as of July 20, 2000, among ITSA-Intercontinental Telecomunicacoes Ltda., as issuer, the several Guarantors named therein, and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000).
 **4.11 Supplement No. 1 to Indenture, dated as of December 18, 2000, among ITSA-Intercontinental Telecomunicacoes Ltda., as issuer, the several Guarantors named therein, and The Bank of New York, as trustee.
 **4.12 Note, dated as of July 20, 2000, of ITSA-Intercontinental Telecomunicacoes Ltda. to Cede & Co.

 *10.1     Stockholders  Agreement,  dated as of July 26, 1996, entered into by and among Warburg, Pincus, Tevecap, Mrs. Maria Nise Studart Lins de Albuquerque, Mr. Hermano Studart Lins de Albuquerque,
           Mr. Carlos Andre Studart Lins de Albuquerque and Ms. Maria Veronica Studart Lins de Albuquerque (incorporated herein by reference to Exhibit 10.3 to TV Filme's S-4).
 *10.2     Registration  Rights  Agreement,   dated  as  of  July 26,  1996,
           entered into by and among Warburg, Pincus, Tevecap, Mrs. Maria Nise Studart Lins de Albuquerque, Mr. Hermano Studart Lins de Albuquerque, Mr. Carlos Andre Studart Lins de Albuquerque, Ms. Maria Veronica Studart Lins de Albuquerque, Joseph Wallach, Donald Deely Pearson and TV Filme (incorporated herein by reference to Exhibit 10.4 to TV Filme's S-4).
 *10.3 Employment Agreement, dated as of July 26, 1996, entered into by and among TV Filme, ITSA and Mr. Hermano Studart Lins de Albuquerque (incorporated herein by reference to Exhibit 10.5 to TV Filme's S-4).+
 *10.4 Employment Agreement, dated as of July 26, 1996, entered into by and among TV Filme, ITSA and Mr. Carlos Andre Studart Lins de Albuquerque (incorporated herein by reference to Exhibit 10.6 to TV Filme's S-4).+
 *10.5     Programming  License  Agreement,  dated as of June 27, 1996,  entered into by and between TV Filme and Tevecap (incorporated herein by reference to Exhibit 10.12 to TV Filme's S-4).
 *10.6 Master Operating Agreement, dated as of July 26, 1996, entered into by and among TV Filme, ITSA and TV Filme Servicos (incorporated herein by reference to Exhibit 10.13 to TV Filme's S-4).
 *10.7 Articles of Association of TV Filme Servicos (incorporated herein by reference to Exhibit 10.14 to TV Filme's S-4).
 *10.8 Form of Indemnification Agreement between TV Filme and the directors and officers parties thereto (incorporated herein by reference to
           Exhibit 10.12 to TV Filme's S-1).+
 *10.9     Restructuring  Agreement,  dated January 24, 2000 by and among TV
           Filme,  Inc.  and  Specified  Holders   (incorporated  herein  by
           reference to Exhibit 10.11 to TV Filme's 1999 10-K).
**10.10    Master  Security  Agreement  made by ITSA Ltd.,  Filme Sub, Inc.,
           ITSA-Intercontinental    Telecomunicacoes   Ltda.   and   certain
           subsidiaries thereof in favor of HSBC BANK USA, as Collateral Agent, dated as of July 20, 2000.
**10.11 Secured Credit Facility Commitment Letter, among the Company, certain of its subsidiaries, Romulus Holdings, Inc., M.D. Sass Corporate Resurgence Partners L.P. and Madeleine LLC, dated as of July 20, 2000.
**21       List of Subsidiaries of ITSA Ltd.
**24       Powers of Attorney (Appears on signature page).
**27       Financial Data Schedule.

 +  Management  contract or  compensatory  plan or  arrangement.
 *  Incorporated herein by reference.
**  Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 16th day of April, 2001.

                         TV FILME, INC.


                          By: /S/ HERMANO STUDART LINS DE ALBUQUERQUE
                              ---------------------------------------
                              Hermano Studart Lins de Albuquerque
                              Chief Executive Officer

      KNOWN BY ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hermano Studart Lins de Albuquerque and Carlos Andre Studart Lins de Albuquerque his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of April, 2001.

                   SIGNATURE                           TITLE(S)

   /S HERMANO STUDART LINS DE ALBUQUERQUE             Chief Executive Officer,
---------------------------------------------
      Hermano Studart Lins de Albuquerque             Director and Chairman
                                                      (Principal Executive
                                                      Officer)
 /S CARLOS ANDRE STUDART LINS DE ALBUQUERQUE          President, Chief
---------------------------------------------
   Carlos Andre Studart Lins de Albuquerque           Operating Officer,
                                                      acting Chief Financial
                                                      Officer (Principal
                                                      Financial and
                                                      Accounting Officer) and
                                                      Director

             /S/ SAVIO PINHEIRO                       Director
---------------------------------------------
                Savio Pinheiro

           /S/ JARED E. ABBRUZZESE                    Director
---------------------------------------------
              Jared E. Abbruzzese


             /S/ JAMES B. RUBIN                       Director
---------------------------------------------
                James B. Rubin


             /S/ STEVEN A. AUDI                       Director
---------------------------------------------
                Steven A. Audi


        /S/ LUCIANO PUCCINI MEDEIROS                  Director
---------------------------------------------
           Luciano Puccini Medeiros

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT

  *2.1 First Amended Disclosure Statement relating to the First Amended Plan of Reorganization, dated February 29, 2000, approved by the U.S.
           Bankruptcy Court for the District of Delaware on March 1, 2000 (incorporated by reference to Exhibit 2.1 to TV Filme's Annual Report on Form 10-K for the year ended December 31, 1999 ("TV Filme's 1999 10-K").
  *2.2 First Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated February 29, 2000 (incorporated by reference to Exhibit 2.2 to TV Filme's 1999 10-K).
  *2.3 Reorganization and Transfer Agreement, dated as of July 20, 2000, by and between TV Filme, Inc., a Delaware corporation, ITSA Ltd., a
           Cayman  Islands  corporation  (incorporated  herein by  reference  to
           Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on August 5, 2000).
 **3.1(i)  Memorandum of Association of ITSA Ltd.
 **3.1(ii) Articles of Asssociation of ITSA Ltd.
  *3.2(i) Certificate of Incorporation of TV Filme (incorporated herein by reference to Exhibit 3.1 to TV Filme's Registration Statement on Form S-1, dated May 3, 1996, Registration No. 333-4512 ("TV Filme's S-1")).
  *3.2(ii) Amended  and  Restated  By-Laws of TV Filme  (incorporated  herein by reference to Exhibit 3.1(ii) to TV Filme's Form 10-Q for the fiscal quarter ended June 30, 1997, File No. 0-28670).
  *4.1 Indenture, dated as of December 20, 1996, between TV Filme and IBJ Schroder Bank & Trust Company, as Trustee (including the form of the Senior Notes) (incorporated herein by reference to Exhibit 4.1 to TV Filme's Registration Statement on Form S-4, dated February 4, 1997, Registration No. 333-21057 ("TV Filme's S-4")).
  *4.2     Registration Rights Agreement,  dated December 20,  1996, between
           TV  Filme  and  Bear,   Stearns  &  Co.   Inc.,   BT   Securities
           Corporation, J.P. Morgan Securities Inc. and Alex. Brown & Sons Incorporated (incorporated herein by reference to Exhibit 4.2 to
           TV Filme's S-4).
  *4.3     Purchase  Agreement,  dated  December 16,  1996, between TV Filme and Bear, Stearns & Co. Inc., BT Securities Corporation, J.P. Morgan Securities Inc. and Alex. Brown & Sons Incorporated, as
           the  Initial  Purchasers  (incorporated  herein by  reference  to
           Exhibit 4.3 to TV Filme's S-4).
  *4.4 Note, dated December 20, 1996, of ITSA to TV Filme (incorporated herein by reference to Exhibit 4.4 to TV Filme's S-4).
  *4.5 Note Pledge Agreement, dated as of December 20, 1996, between TV Filme and IBJ Schroder Bank & Trust Company, as Collateral Agent (incorporated herein by reference to Exhibit 4.5 to TV Filme's S-4).
  *4.6 Collateral Pledge and Security Agreement, dated as of December 20, 1996, among ITSA, TV Filme and IBJ Schroder Bank & Trust Company, as Collateral Agent (incorporated herein by reference to Exhibit 4.6 to TV Filme's S-4).
  *4.7 Subsidiary Guarantee, dated as of December 20, 1996, made by TV Filme Brasilia Servicos de Telecomunicacoes (incorporated herein by reference to Exhibit 4.7 to TV Filme's S-4).
  *4.8 Subsidiary Guarantee, dated as of December 20, 1996, made by TV Filme Belem Servicos de Telecomunicacoes (incorporated herein by reference to Exhibit 4.8 to TV Filme's S-4).
  *4.9 Subsidiary Guarantee, dated as of December 20, 1996, made by TV Filme Goiania Servicos de Telecomunicacoes (incorporated herein by reference to Exhibit 4.9 to TV Filme's S-4).
  *4.10 Indenture, dated as of July 20, 2000, among ITSA-Intercontinental Telecomunicacoes Ltda., as issuer, the several Guarantors named therein, and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000).
 **4.11 Supplement No. 1 to Indenture, dated as of December 18, 2000, among ITSA-Intercontinental Telecomunicacoes Ltda., as issuer, the several Guarantors named therein, and The Bank of New York, as trustee.

EXHIBIT
 NUMBER                        DESCRIPTION OF DOCUMENT

 **4.12 Note, dated as of July 20, 2000, of ITSA-Intercontinental Telecomunicacoes Ltda. to Cede & Co.
 *10.1     Stockholders  Agreement,  dated as of July 26, 1996, entered into by and among Warburg, Pincus, Tevecap, Mrs. Maria Nise Studart Lins de Albuquerque, Mr. Hermano Studart Lins de Albuquerque,
           Mr. Carlos Andre Studart Lins de Albuquerque and Ms. Maria Veronica Studart Lins de Albuquerque (incorporated herein by reference to Exhibit 10.3 to TV Filme's S-4).
 *10.2     Registration  Rights  Agreement,   dated  as  of  July 26,  1996,
           entered into by and among Warburg, Pincus, Tevecap, Mrs. Maria Nise Studart Lins de Albuquerque, Mr. Hermano Studart Lins de Albuquerque, Mr. Carlos Andre Studart Lins de Albuquerque, Ms. Maria Veronica Studart Lins de Albuquerque, Joseph Wallach, Donald Deely Pearson and TV Filme (incorporated herein by reference to Exhibit 10.4 to TV Filme's S-4).
 *10.3 Employment Agreement, dated as of July 26, 1996, entered into by and among TV Filme, ITSA and Mr. Hermano Studart Lins de Albuquerque (incorporated herein by reference to Exhibit 10.5 to TV Filme's S-4).+
 *10.4 Employment Agreement, dated as of July 26, 1996, entered into by and among TV Filme, ITSA and Mr. Carlos Andre Studart Lins de Albuquerque (incorporated herein by reference to Exhibit 10.6 to TV Filme's S-4).+
 *10.5     Programming  License  Agreement,  dated as of June 27, 1996,  entered into by and between TV Filme and Tevecap (incorporated herein by reference to Exhibit 10.12 to TV Filme's S-4).
 *10.6 Master Operating Agreement, dated as of July 26, 1996, entered into by and among TV Filme, ITSA and TV Filme Servicos (incorporated herein by reference to Exhibit 10.13 to TV Filme's S-4).
 *10.7 Articles of Association of TV Filme Servicos (incorporated herein by reference to Exhibit 10.14 to TV Filme's S-4).
 *10.8 Form of Indemnification Agreement between TV Filme and the directors and officers parties thereto (incorporated herein by reference to
           Exhibit 10.12 to TV Filme's S-1).+
 *10.9     Restructuring  Agreement,  dated January 24, 2000 by and among TV
           Filme,  Inc.  and  Specified  Holders   (incorporated  herein  by
           reference to Exhibit 10.11 to TV Filme's 1999 10-K).
**10.10    Master  Security  Agreement  made by ITSA Ltd.,  Filme Sub, Inc.,
           ITSA-Intercontinental    Telecomunicacoes   Ltda.   and   certain
           subsidiaries thereof in favor of HSBC BANK USA, as Collateral Agent, dated as of July 20, 2000.
**10.11 Secured Credit Facility Commitment Letter, among the Company, certain of its subsidiaries, Romulus Holdings, Inc., M.D. Sass Corporate Resurgence Partners L.P. and Madeleine LLC, dated as of July 20, 2000.
**21       List of Subsidiaries of ITSA Ltd.
**24       Powers of Attorney (Appears on signature page).
**27       Financial Data Schedule.

 +  Management  contract or  compensatory  plan or  arrangement.
 *  Incorporated herein by reference.
**  Filed herewith.