Form 10-Q
period 2001-03-31
ITSA LTD
filed 2001-05-15
CIK 1120796

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2001

                                 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from         to
                                       -------    ---------------

                                    ITSA LTD.
             (Exact name of Registrant as Specified in its Charter)

                         COMMISSION FILE NUMBER: 0-31247

          CAYMAN ISLANDS                                    NOT APPLICABLE
  (State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                       Identification Number)

                C/O ITSA-INTERCONTINENTAL TELECOMUNICACOES LTDA.
                                 SCS, QUADRA 07-
                        ED. TORRE PATIO BRASIL, SALA 601
                             70.307-901 BRASILIA-DF
                                     BRAZIL
          (Address, Including Zip Code, of Principal Executive Offices)

                               011-55-61-314-9904
              (Registrant's Telephone Number, Including Area Code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[ ] Yes [|X|] No*

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  [   ] Yes [|X|] No*

* Registrant became subject to filing requirements pursuant to Rule 12g-3 under the Securities Exchange Act of 1934 on July 21, 2000, when it became the successor in interest to TV Filme, Inc., a Delaware corporation. Since July 21, 2000, Registrant has filed a Current Report on Form 8-K12G3, a Quarterly Report on Form 10-Q for the Period Ended June 30, 2000, a Quarterly Report on Form 10-Q for the Period Ended September 30, 2000 and an Annual Report on Form 10-K for the Period Ended December 31, 2000.

        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

              CLASS                                           OUTSTANDING
              -----                                           ------------

 Ordinary Shares, par value $0.01                           10,000,000 shares
 per share.                                                 as of May 15, 2001

================================================================================

                     ITSA LTD. (SUCCESSOR TO TV FILME, INC.)

                                      INDEX



PART I.    FINANCIAL INFORMATION                                        PAGE NO.
--------------------------------                                        --------

ITEM 1.  Financial Statements

         Consolidated Balance Sheets as of December 31, 2000 and
         March 31, 2001 (Unaudited)....................................     2

         Unaudited Consolidated Statements of Operations for
         the Three Months Ended March 31, 2000, and the Three
         Months Ended March 31, 2001...................................     3

         Unaudited Consolidated Statement of Changes in Stockholders'
         Equity for the Three Months ended March 31, 2001..............     4

         Unaudited Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2000, and the Three Months
         Ended  March 31, 2001.........................................     5

         Notes to Unaudited Consolidated Financial Statements..........     6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................     9

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk....     12


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.............................................     12

ITEM 2.  Changes in Securities and Use of Proceeds.....................     12

ITEM 3.  Defaults Upon Senior Securities...............................     12

ITEM 4.  Submission of Matters to a Vote of Security Holders...........     12

ITEM 5.  Other Information.............................................     12

ITEM 6.  Exhibits and Reports on Form 8-K..............................     12

SIGNATURES.............................................................     14

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                 SUCCESSOR     SUCCESSOR

                                                                                DECEMBER 31,    MARCH 31,
                                                                                    2000          2001
                                                                                    ----          ----
                                                                               (IN THOUSANDS OF US DOLLARS)
ASSETS
Current assets:
   Cash and cash equivalents ...................................................   $  3,858       2,569
   Trade accounts receivable, less allowance of $807 in
      2000 and $800 in March 31, 2001 ..........................................        795         592
   Prepaid expenses and other current assets ...................................      4,145       3,442
                                                                                   --------    --------
      Total current assets .....................................................      8,798       6,603
Property, plant and equipment, net .............................................     19,149      16,879
Reorganization value in excess of amounts allocable to
   identifiable assets .........................................................     26,983      23,543
Licenses .......................................................................      5,111       4,650
Other assets ...................................................................      2,884       2,590
                                                                                   --------    --------
         Total assets ..........................................................   $ 62,925    $ 54,265
                                                                                   ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ............................................................   $  3,180    $  3,334
   Payroll and other benefits payable ..........................................      1,668         960
   Accrued interest payable ....................................................        131       1,307
   Accrued liabilities .........................................................      1,935       1,852
                                                                                   --------    --------
         Total current liabilities .............................................      6,914       7,453

12% Senior Secured Notes .......................................................     39,200      39,200
Deferred installation fees .....................................................        407         321
Provision for tax, labor proceedings and other .................................      5,316       5,306

Stockholders' equity :
    Common stock, $.01 par value, shares authorized -
     20,000,000 in December 31,
      2000, and March 31, 2001 shares issued and
      outstanding - 10,000,000 in December 31, 2000
       and March 31, 2001.......................................................        100         100
    Additional paid-in capital .................................................     24,938      24,938
    Accumulated deficit ........................................................    (12,131)    (21,405)
    Cumulative translation adjustment ..........................................     (1,819)     (1,648)
                                                                                   --------    --------
      Total stockholders' equity ...............................................     11,088       1,985
                                                                                   --------    --------
      Total liabilities and stockholders' equity ...............................   $ 62,925    $ 54,265
                                                                                   ========    ========

                             See accompanying notes.


                             ITSA LTD. (SUCCESSOR
                       TO TV FILME, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                      PREDECESSOR            SUCCESSOR
                                                   THREE MONTHS ENDED    THREE MONTHS ENDED
                                                       MARCH 31,              MARCH 31,
                                                          2000                  2001
                                                   ----------------------------------------
                                                           (IN THOUSANDS OF US DOLLARS,
                                                              EXCEPT SHARE DATA)
                                                   ----------------------------------------

Revenues ..........................................   $  5,911                $  6,408
Operating costs and expenses:
  System operating ................................      2,600                   3,657
  Selling, general and administrative .............      4,018                   4,323
  Depreciation and amortization ...................      3,095                   2,668
                                                      --------                --------
   Total operating costs and expenses .............      9,713                  10,648
                                                      --------                --------
   Operating loss .................................     (3,802)                 (4,240)

Other (expense) income:
  Interest and other expense ......................     (5,794)                 (1,258)
  Interest and other income .......................      1,382                     174
  Foreign exchange gain (loss) ....................      2,189                  (3,950)
                                                      --------                --------
   Total other (expense) income ...................     (2,223)                 (5,034)
                                                      --------                --------

Net loss ..........................................   $ (6,025)               $ (9,274)
                                                      ========                ========

                                                      --------                --------
     Net loss per share ...........................   $  (0.56)               $  (0.93)
                                                      ========                ========
     Weighted average shares outstanding ..........     10,825                  10,000



                            See accompanying notes.

                             ITSA LTD. (SUCCESSOR TO
                        TV FILME, INC.) AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                 (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)



                                     COMMON STOCK            ADDITIONAL                   CUMULATIVE
                             ---------------------------      PAID-IN    ACCUMULATED      TRANSLATION
                               SHARES          PAR VALUE      CAPITAL       DEFICIT       ADJUSTMENT        TOTAL
                               ------          ---------      -------       -------       ----------        -----

PREDECESSOR BALANCE AT
  DECEMBER 31, 1999 .....    10,824,594            108         45,657      (130,225)        (7,182)       (91,642)
Cumulative translation
  adjustment ............            --             --             --            --          1,683          1,683
Net income for the
  period ................            --             --             --        62,920             --         62,920
                                                                                                        ---------
Comprehensive income ....                                                                                  64,603
Effect of reorganization
  and fresh-start
  accounting:
Cancellation of
  Predecessor equity ....   (10,824,594)          (108)            --            --             --           (108)
Issuance of new shares
  pursuant to the Plan of
  Reorganization ........    10,000,000            100         17,423            --             --         17,523
Fresh-start accounting
  valuation adjustment ..            --             --        (41,412)       67,305          5,499         31,392
                             ----------          -----       --------     ---------      ---------      ---------

SUCCESSOR BALANCE AT JULY
  21, 2000 ..............    10,000,000            100         21,668            --             --         21,768
Stock compensation ......            --             --          3,270            --             --          3,270
Cumulative translation
  adjustment ............            --             --             --            --         (1,819)        (1,819)
Net loss for the
  period ................            --             --             --       (12,131)            --        (12,131)
                                                                                                        ---------
Comprehensive loss ......                                                                                 (13,950)
                             ----------          -----       --------     ---------      ---------      ---------

SUCCESSOR BALANCE AT ....
  DECEMBER 31, 2000 .....     10,000,00          $ 100       $ 24,938     $ (12,131)      $ (1,819)     $  11,088
                             ==========          =====       ========     =========      =========      =========
Successor cumulative
  translation
  adjustment ............                                                                      171            171
Successor Net Loss for
  the period ............                                                    (9,274)                       (9,274)
                                                                                                        ---------
Comprehensive loss ......                                                                                  (9,103)
SUCCESSOR BALANCE AT
  MARCH 31, 2001 ........    10,000,000          $ 100       $ 24,938     $ (21,405)     $  (1,648)     $   1,985
                             ==========          =====       ========     =========      =========      =========

                             See accompanying notes.

                             ITSA LTD. (SUCCESSOR TO
                        TV FILME, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                    PREDECESSOR      SUCCESSOR
                                                    THREE MONTHS    THREE MONTHS
                                                       ENDED           ENDED
                                                      MARCH 31,       MARCH 31,
                                                        2000            2001
                                                    ----------------------------
                                                    (IN THOUSANDS OF US DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                     $ (6,025)       $ (9,274)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating
activities:
     Depreciation and amortization                       3,095           2,668
     Allowance for doubtful accounts                       236             508
     Deferred installation fees                           (305)            (51)
     Gain on disposal of property,  plant
       and equipment                                         -             (15)
     Foreign exchange (gain) loss                       (2,169)         (3,950)
Changes in operating assets and liabilities:
     Accounts receivable                                   295            (654)
     Prepaid expenses and other current assets            (121)            918
     Other assets                                       (1,771)            184
     Accounts payable                                     (498)            530
     Payroll and other benefits payable                    150             (79)
     Accrued interest payable                            4,506           1,176
     Accrued liabilities and taxes payable               1,537            (379)
     Sale of operating loss carryforwards                    -             264
                                                      --------        --------
Net cash used in operating activities                   (1,070)           (254)
                                                      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment               (1,445)           (903)
Sales of property, plant and equipment                       -             166
                                                      --------        --------
Net cash used in investing activities                   (1,445)           (737)
                                                      --------        --------

Effect of exchange rate changes on cash                    572            (298)
                                                      --------        --------
Net change in cash and cash equivalents                 (1,943)         (1,289)
Cash and cash equivalents at beginning of
  period                                              $ 42,175        $  3,858
                                                      --------        --------
Cash and cash equivalents at end of period            $ 40,232        $  2,569
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

     As of July 21, 2000, the Company  adopted  fresh-start  reporting (see Note
3).

     Following financial difficulties in the years 1998 and 1999, TV Filme selected a financial advisor to assist in evaluating strategic alternatives for the restructuring of its long term debt, represented by the 12-7/8% Senior Notes due 2004 (the "12-7/8% Senior Notes"). On August 13, 1999, TV Filme reached an agreement in principle with a committee representing holders of TV Filme's outstanding 12-7/8% Senior Notes. On January 26, 2000, TV Filme filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, together with a pre-negotiated Plan of Reorganization and the Disclosure Statement relating to such Plan, with the U.S. Bankruptcy Court for the District of Delaware. The court approved the Disclosure Statement on March 1, 2000. Following approval of the Disclosure Statement, ballots respecting the Plan were circulated to those parties entitled to vote on the Plan, and the Plan was confirmed at a hearing by the court on April 10, 2000. Effectuation of the Plan was completed on July 21, 2000, following approval of ANATEL (the Brazilian Telecommunications Agency) and the Central Bank of Brazil.

     In accordance with the terms of the plan of reorganization, the 12-7/8% Senior Noteholders received a $25 million cash payment and their existing notes were converted into (i) Secured Notes in the aggregate principal amount of $35 million, due 2004, at an interest rate of 12% per annum, and (ii) 80% of the new common equity of the reorganized Company. Current management received 15% of the new common equity, and the existing common stockholders of TV Filme received 5% of the new common equity of the reorganized Company. Shares granted to current management have been expensed in the financial statements of the succcessor based on the fair value at that date. They have been expensed in the period as there are no contractual requirements in connection with the issuance of these shares. TV Filme's stock option plan and outstanding stock options under the plan were cancelled. ITSA Ltd. (the reorganized Company) is a newly-formed Cayman Islands holding company and is the successor issuer to TV Filme. The 12-7/8% Senior Notes were cancelled upon surrender. The 12% Senior Secured Notes were issued by ITSA-Intercontinental Telecommunicacoes Ltda., a wholly-owned subsidiary of the Company.

     The Company develops, owns and operates broadband wireless telecommunications systems in markets in Brazil, offering video, high-speed Internet and data communications services. Through its subsidiaries, the Company has licenses in the cities of Brasilia, Goiania, Belem, Campina Grande, Caruaru, Porto Velho, Presidente Prudente, Bauru, Franca, Uberaba, Belo Horizonte and Vitoria, covering over 3 million households and approximately 13 million people.

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

     Although the economic situation in Brazil has remained relatively stable in recent years, a return to higher levels of inflation, and currency fluctuations could adversely affect the Company's operations. The devaluation of the Brazilian REAL in relation to the U.S. dollar has had significant effects on the Company's financial statements. The exchange rate of the Brazilian REAL ("R$") to the U.S. dollar was R$1.2087:US$1.00 at December 31, 1998, R$1.7890:US$1.00
at December 31, 1999 and R$1.9554:US$1.00 at December 31, 2000. At March 31, 2001 the exchange rate was R$2.1616:US$1.00.

     The Company has projected cash operating deficiencies for the year 2001. Its ability to continue operating is based on a commitment for a $10,000 secured revolving credit facility on the terms and subject to the conditions set forth in the credit agreement.

     ITSA Ltd. (the parent company) has no material assets of its own other than the investment in its subsidiaries. All assets of the subsidiaries are restricted.

     B. METHOD OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in ITSA Ltd.'s annual report on Form 10-K for the year ended December 31, 2000.

2.   LONG-TERM DEBT

     The Company's 12% Senior Secured Notes ($39,200 outstanding at December 31,
2000) are U.S. dollar denominated and are due on December 20, 2004. Interest payments are due on June 20 and December 20 of each year until maturity. Interest is payable in kind at the Company's option through its first four payment dates. The Company exercised its option at December 31, 2000 and issued additional notes for the $4,200 interest accrued to that date. The 12% Senior Secured Notes are secured by all of the assets of the Company. In the event of a default on the Senior Secured Notes, 25% of the lenders thereunder may declare the unpaid principal of, and any accrued interest on, all the Senior Secured
Notes to be due and payable immediately. In the event the Company becomes subject to a voluntary or involuntary insolvency proceeding, the 12% Senior Secured Notes become immediately due and payable.

     As of March 31, 2001, the Company had $39.2 million of 12% Senior Secured Notes.

3.   FRESH START REPORTING AND REORGANIZATION

     As of July 21, 2000, the Company adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Fresh-start reporting resulted in material changes to the consolidated balance sheet based upon the appraised reorganization value of the Company.

     TV Filme's reorganization value of $76,184 was based on a valuation performed by an independent firm using 10 year forecasted discounted cash flows and other economic measures. The value resulted in a greater value than the carrying value of the net assets. As such, the difference of $31,413 was recorded as reorganization value in excess of amounts allocable to identifiable assets.

        The effect of the plan of reorganization and adoption of fresh start reporting was as follows:

                                                  DEBT      EXCHANGE    FRESH
                               PRECONFIRMATION  DISCHARGE   OF STOCK    START    REORGANIZED
                               ---------------  ---------   --------    -----    -----------

ASSETS

CURRENT ASSETS
  Cash and cash equivalents         $36,163     $ (27,902)   $ --     $     --     $ 8,261
  Accounts receivable, net            1,380            --      --           --       1,380
  Prepaid expense and other
    current assets                    6,964                                          6,964
                                  ---------     ---------    ----     --------     -------
    Total Current Assets             44,507       (27,902)     --           --      16,605

Property, plant and
  equipment, net                     25,369            --      --       (3,221)     22,148
Reorganization value in
  excess of amounts allocable
  to identifiable assets                 --            --      --       31,413      31,413
Licenses                              5,638            --      --           --       5,638
Other assets                            380            --      --           --         380

                                  ---------     ---------    ----     --------     -------
TOTAL ASSETS                      $  75,894     $ (27,902)   $ --     $ 28,192     $76,184
                                  =========     =========    ====     ========     =======

LIABILITIES AND STOCKHOLDERS'
EQUITY

CURRENT LIABILITIES
  Accounts payable                $   9,908     $  (2,902)   $ --     $     --     $ 7,006
  Payroll and other benefits
   payable                            2,243            --      --           --       2,243
  Accrued interest payable           28,646       (26,196)     --           --       2,450
  Accrued liabilities and
   taxes payable                      7,238            --      --           --       7,238
  Senior notes in default           140,000      (140,000)     --           --          --
                                  ---------     ---------    ----     --------     -------
    Total Current Liabilities       188,035      (169,098)     --           --      18,937

12% Senior secured notes                 --        35,000      --           --      35,000
Deferred installation fees              479            --      --           --         479

Minority Interest                       (21)           --      --           21          --

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock                          108            86     (94)          --         100
  Additional paid-in capital         45,657        17,329      94      (41,412)     21,668
  Accumulated deficit              (152,865)       88,781      --       64,084          --
   Cumulative Translation
     Adjustment                      (5,499)           --      --        5,499          --
                                  ---------     ---------    ----     --------     -------
    Total stockholders'
     equity (deficit)              (112,599)      106,196      --       28,171      21,768

                                  ---------     ---------    ----     --------     -------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY
 (DEFICIT)                        $  75,894     $ (27,902)   $ --     $ 28,192     $76,184
                                  =========     =========    ====     ========     =======


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

        Effective July 21, 2000, the Company emerged from Chapter 11 bankruptcy proceedings and implemented "fresh start reporting". Accordingly, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the Pre-Confirmation periods. Differences between periods due to fresh start accounting are explained when necessary. The following table is included solely for use in comparative analysis of results of operations, and to complement management's discussions and analysis:


                                                        THREE MONTHS ENDED MARCH 31,
                                           ---------------------------------------------------
                                             2000      % OF REVENUE     2001      % OF REVENUE
                                           ---------   ------------   ---------   ------------
                                                   (IN THOUSANDS, EXCEPT SUBSCRIBER DATA)

Revenue..................................  $  5,911         100%      $   6,408        100%
Operating costs and expenses:
  System operating.......................     2,600          44%          3,657         57%
  Selling, general and administrative....     4,018          68%          4,323         67%
  Depreciation and amortization..........     3,095          52%          2,668         42%
                                           --------        ------     ---------       ------
     Total operating costs and expenses..     9,713         164%         10,648        166%
                                           --------        ------     ---------       ------
     Operating loss......................    (3,802)        (64%)        (4,240)       (66%)
Other income (expense):
  Interest and other expense.............    (5,794)        (98%)        (1,258)       (20%)
  Interest and other income..............     1,382          23%            174          3%
                                           --------        ------     ---------       ------
  Interest and other income (expense), net   (4,412)        (75%)        (1,084)       (17%)
  Foreign exchange loss..................     2,189          37%         (3,950)       (62%)
                                           --------        ------     ---------       ------
     Total other (expense) income........    (2,223)        (38%)        (5,034)       (79%)
                                           --------        ------     ---------       ------
NET LOSS                                   $ (6,025)       (102%)     $  (9,274)      (145%)
                                           =========       ======     =========       ======
Other Data:
  EBITDA (a).............................  $   (707)                  $  (1,572)
                                           =========                  =========
  Number of subscribers at end of period     72,282                      82,630
                                           =========                  =========
  Number of  operating  systems  at end of
  period.................................         4                           4
                                           =========                  =========
  Exchange  rate  (R $:  US $) at  end  of
  period.................................   1.747:1                    2.1616:1
                                           =========                  =========



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

        NET LOSS. For the three months ended March 31, 2001 compared to the three months ended March 31, 2000, net loss was $9,274,000 versus $6,025,000, primarily due to the devaluation of the REAL between the periods.

        REVENUES. For the three months ended March 31, 2001 compared to the three months ended March 31, 2000, revenues increased by 8%, primarily due to an increase in the number of subscribers.

        SYSTEM OPERATING EXPENSES. For the three months ended March 31, 2001 compared to the three months ended March 31, 2000, system operating expenses increased by 41%, primarily due to the programming costs and Soccer Championship transmission rights in Belem.

        SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. For the three months ended March 31, 2001 compared to the three months ended March 31, 2000, SG&A expenses increased 8%, primarily due to the increase in bad debt and expenses in new systems launched in year 2000.

        DEPRECIATION AND AMORTIZATION. For the three months ended March 31, 2001 compared to the three months ended March 31, 2000, depreciation and amortization decreased by 14%, primarily due to assets becoming fully depreciated.

        INTEREST AND OTHER EXPENSE. For the three months ended March 31, 2001 compared to the three months ended March 31, 2000, interest and other expense decreased by 78%, primarily due to a decrease in liability positions associated with TV Filme's restructuring process.

        INTEREST AND OTHER INCOME. For the three months ended March 31, 2001 compared to the three months ended March 31, 2000, interest and other income decreased by 87%, primarily due to a decrease in average cash balance between the two periods.

        FOREIGN EXCHANGE LOSS. Due to its net dollar-denominated liability position, the Company generates monetary gain and losses in any reporting period in which the value of the REAL depreciates or appreciates in relation to the value of the U.S. dollar. In the three months ended March 31, 2001, the Company generated a monetary loss of $4.0 million, compared to a monetary gain of $2.2 million in the three months ended March 31, 2000.

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

        In previous years, TV Filme made a substantial amount of import purchases of equipment with the use of letters of credit provided by banks in Brazil. As of March 31, 2001, the Company had no amounts outstanding under letters of credit. Pursuant to the terms of a commitment letter executed by various proposed lenders (including certain shareholders of the Company) on July 20, 2000, the Company is able to borrow, on a secured basis, $10,000,000 of additional capital for use in its operations. While the Company believes that lines of credit, additional vendor financing and other credit facilities are available, the terms and conditions of such financing vehicles are uncertain and may not be available on terms acceptable to the Company. Net cash used in operating activities for the three months ended March 31, 2001 was $0.3 million.

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

        In the area of video delivery, the Company intends to upgrade its system and use digital compression technology to offer as many as 100 digital video channels to its subscribers in the major markets. All transmission systems already in place are capable of offering digital video channels, but substantial capital investment will be needed to upgrade customers' set-top decoders and equipment. The Company estimates that, in order to offer the digital video services, it will have to invest approximately $2.0 million over the next two years, for each of the major markets where this service will be available.

        Additionally, the Company's strategy involves extending LinkExpress, its high-speed Internet and data service, to all other major markets. The Company will focus primarily on developing its high-speed Internet and data communications services, serving both the residential and the corporate market. In order to offer the high-speed and data services, the Company will have to invest on average approximately $1.5 million over the next two years, for each of the major markets where this service will be available.

        The Company made capital expenditures of approximately $0.9 million during the three months ended March 31, 2001. Such capital expenditures were financed with available cash.

        As of March 31, 2001, of the Company's approximately $2.6 million in cash and cash equivalents, approximately $0.6 million (23%) was invested in U.S. dollar denominated securities. In the long term, the Company's funding needs are subject to a variety of factors, including, the number and size of new system launches or acquisitions, the implementation of alternative transmission technologies and the offering of additional telecommunications services. Accordingly, there can be no assurance that the Company will be able to meet its future funding needs.

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

RECENT ECONOMIC EVENTS

        In August of 2000, the Brazilian Congress passed and approved a new law #9998 - August 17th, which establishes a new tax to be paid monthly by every telecommunications operator in the country. This tax, called FUST -- Fundo de Universalizacao dos Servicos de Telecommunicacoes (Fund for the Universalization of Telecommunications Services) -- will be calculated based on 1% (one percent) of the total gross income of every operation, and became effective in January 2001. This tax will adversely affect the Company's results of operations.

        In November of 2000, the Brazilian Congress passed and approved a new law # 10052 - November 28th, which establishes a new tax to be paid monthly by every telecommunications operator in the country. This tax, called FUNTTEL - Fundo para o desenvolvimento Tecnologico das Telecomunicacoes (Fund for the Technological Development of Telecommunicatons) - - will be calculated based on
0.5 % (half percent) of the total gross income of every operation, and become effective on April 2001. This tax will adversely affect the Company's results of operations.

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        No material legal proceedings in which the Company or any of its subsidiaries is a party, or of which any of their property is subject, are currently pending, nor have any such proceedings been terminated during the first quarter of 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)    Exhibits

        None.

        (b)    Reports on Form 8-K

        None.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  May 15, 2001


                                 ITSA LTD.
                                 -----------------------------------------------
                                 (Registrant)

                                 /s/  Hermano Studart Lins de Albuquerque

                                 -----------------------------------------------
                                 Hermano Studart Lins de Albuquerque
                                 Chief Executive Officer (Principal
                                 Executive Officer)


                                 /s/  Carlos Andre Studart Lins de Albuquerque

                                 -----------------------------------------------
                                 Carlos Andre Studart Lins de Albuquerque
                                 Acting Chief Financial Officer  (Principal
                                 Financial and Accounting Officer)