Form 10-Q
period 2001-06-30
ITSA LTD
filed 2001-08-14
CIK 1120796

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

                                        OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    --------------------

                                    ITSA LTD.
             (Exact name of Registrant as Specified in its Charter)

                         COMMISSION FILE NUMBER: 0-31247

     CAYMAN ISLANDS                                    NOT APPLICABLE
(State or Other Jurisdiction             (I.R.S. Employer Identification Number)
  of Incorporation or Organization)

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [|X| ] No*

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[   ] Yes [|X|] No*

* Registrant became subject to filing requirements pursuant to Rule 12g-3 under the Securities Exchange Act of 1934 on July 21, 2000, when it became the successor in interest to TV Filme, Inc., a Delaware corporation. Since July 21, 2000, Registrant has filed a Current Report on Form 8-K12G3, a Quarterly Report on Form 10-Q for the Period Ended June 30, 2000, a Quarterly Report on Form 10-Q for the Period Ended September 30, 2000, an Annual Report on Form 10-K for the Period Ended December 31, 2000, and a Quarterly Report on Form 10-Q for the Period Ended March 31, 2001.

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          CLASS                                       OUTSTANDING
          -----                                       ------------

   Ordinary Shares, par value $0.01                   10,000,000 shares
   per share.                                         as of August 14, 2001

                     ITSA LTD. (SUCCESSOR TO TV FILME, INC.)



                                      INDEX



PART I.       FINANCIAL INFORMATION                                                                  PAGE NO.
-----------------------------------                                                                  --------

ITEM 1.    Financial Statements

           Consolidated Balance Sheets as of December 31, 2000 (Audited)
           and June 30, 2001 (Unaudited).........................................................        2

           Unaudited Consolidated Statements of Operations for the Three and the Six Months Ended
           June 30, 2000 , and June 30, 2001 ....................................................        3

           Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the year ended
           December 31, 2000 (Audited) and the Six Months Ended June 30, 2001 (Unaudited)........        4

           Unaudited Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 2000, and June 30, 2001......................................................        5

           Notes to Unaudited Consolidated Financial Statements..................................        6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.............................................................        9

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk............................       12


PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings.....................................................................       12

ITEM 2.    Changes in Securities and Use of Proceeds.............................................       12

ITEM 3.    Defaults Upon Senior Securities.......................................................       12

ITEM 4.    Submission of Matters to a Vote of Security Holders...................................       12

ITEM 5.    Other Information.....................................................................       12

ITEM 6.    Exhibits and Reports on Form 8-K......................................................       12

SIGNATURES.......................................................................................       14

                         PART I - FINANCIAL INFORMATION
            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF US DOLLARS)


                                                                            SUCCESSOR          SUCCESSOR
                                                                             AUDITED             UNAUDITED
                                                                            DECEMBER 31, 2000   JUNE 30, 2001
ASSETS
Current assets:
   Cash and cash equivalents......................................       $     3,858          $      1,460
   Trade accounts receivable, less allowance of $807 in 2000 and
       $800 in June 30, 2001......................................               795                   683
   Taxes Recoverable..............................................             3,920                  2380
   Prepaid expenses and other current assets......................               225                 1,011
                                                                          ---------------      ---------------
       Total current assets.......................................             8,798                 5,534
Property, plant and equipment.....................................            19,149                15,273
Reorganization value in excess of amounts allocable to identifiable
   assets.........................................................            26,983                21,485
Licenses .........................................................             5,111                 4,287
Other assets......................................................             2,884                 2,414
           Total assets...........................................       $    62,925          $     48,993
                                                                          ===============      ===============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable...............................................       $     3,180          $      3,384
   Payroll and other accrued benefits.............................             1,668                   829
   Accrued interest...............................................               131                   139
   Accrued liabilities and taxes payable..........................             1,935                 1,928
                                                                          ---------------      ---------------
           Total current liabilities..............................             6,914                 6,280

12% Senior Secured Notes..........................................            39,200                41,552
Deferred installation fees........................................               407                   273
Provision for tax, labor proceedings and other....................             5,316                 4,975

Stockholders' equity (deficit):
     Common stock, $.01 par value,
        shares authorized - 20,000,000 at December 31, 2000, and
        June 30, 2001; shares issued and outstanding - 10,000,000
        at December 31, 2000 and June 30, 2001.......................            100                   100
     Additional paid-in capital...................................            24,938                24,938
     Accumulated deficit..........................................           (12,131)              (27,413)
     Cumulative translation adjustment............................            (1,819)               (1,712)
                                                                          ---------------      ---------------
        Total stockholders' equity (deficit)......................            11,088                (4,087)
                                                                          ---------------      ---------------
        Total liabilities and stockholders' equity (deficit)......       $    62,925          $     48,993
                                                                          ===============      ===============

           See accompanying notes to the consolidated balance sheets.

                              PART I - (CONTINUED)
            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                    PREDECESSOR        SUCESSOR              PREDECESSOR       SUCESSOR
                                                  THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                               -----------------------------------        --------------------------------
                                                      2000               2001                  2000              2001

Revenues                                       $        5,675     $        5,591          $     11,585     $       11,999
Operating costs and expenses:
     System operating                                   2,925              3,176                 5,524              6,832
     Selling, general and administrative                3,993              2,699                 8,011              7,021
     Depreciation and amortization                      2,869              2,099                 5,964              4,769
                                               ----------------   ----------------        --------------   ---------------
         Total operating costs and  expenses            9,787              7,974                19,499             18,622
                                               ----------------   ----------------        --------------   ---------------
         Operating loss                                (4,112)            (2,383)               (7,914)            (6,623)

Other income (expense):
     Interest and other expense                        (4,679)            (1,270)              (10,473)            (2,529)
     Interest and other income                          1,387                179                 2,769                353
     Foreign exchange loss                             (2,824)            (2,533)                 (635)            (6,483)
                                               ----------------   ----------------        --------------   ---------------
         Total other expense, net                      (6,116)            (3,624)               (8,339)            (8,659)
                                               ----------------   ----------------        --------------   ---------------


     Loss before reorganization items                 (10,228)            (6,007)              (16,253)           (15,282)

     Reorganization items:
         Reorganization costs                          (2,709)                                  (2,709)
                                               ----------------   ----------------        --------------   ---------------
                   Total reorganization items          (2,709)                                  (2,709)

                                               ----------------   ----------------        --------------   ---------------
     Net income (loss)                         $      (12,937)    $       (6,007)         $    (18,962)    $      (15,282)
                                               ================   ================        ==============   ===============

         Net loss per share                    $        (1.20)    $       (0.60)          $     (1.75)     $       (1.53)
                                               ================   ================        ==============   ===============
     Weighted average number of shares
     Outstanding                                       10,825             10,000                10,825             10,000


           See accompanying notes to the consolidated balance sheets.

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR YEAR ENDED DECEMBER 31, 2000 (AUDITED)
               AND THE SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)
                 (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)



                                        COMMON STOCK           ADDITIONAL                     CUMULATIVE
                                 ----------------------------   PAID-IN      ACCUMULATED     TRANSLATION
                                     SHARES       PAR VALUE     CAPITAL        DEFICIT        ADJUSTMENT       TOTAL
                                     ------       ---------    ---------       -------        ----------       ------
PREDECESSOR BALANCE AT
   DECEMBER 31, 1999..........        10,825             108       45,657     (130,225)          (7,182)        (91,642)
Cumulative translation
   adjustment.................            --              --           --           --            1,683           1,683
Net income for the period.....            --              --           --       62,920               --          62,920
                                                                                                            -------------
Comprehensive income                                                                                             64,603
                                 --------------- ------------ ------------ ---------------- --------------- -------------
Effect of reorganization
and fresh-start accounting:
Cancellation of predecessor
   equity.....................       (10,825)           (108)          --           --               --            (108)
Issuance of new shares
   pursuant to the Plan of
   Reorganization.............        10,000             100       17,423           --               --          17,523
Fresh-start accounting
   valuation adjustment.......            --              --      (41,412)      67,305            5,499          31,392
                                 --------------- ------------ ------------ ---------------- --------------- -------------

SUCCESSOR BALANCE AT JULY 21,
   2000.......................        10,000             100       21,668           --               --          21,768
Stock compensation............            --              --        3,270           --               --           3,270
Cumulative translation
   adjustment.................            --              --           --           --           (1,819)         (1,819)
Net loss for the period.......            --              --           --      (12,131)              --         (12,131)
                                                                                                            -------------
omprehensive loss............             --              --           --           --               --         (13,950)
                                 --------------- ------------ ------------ ---------------- --------------- -------------

SUCCESSOR BALANCE AT
   DECEMBER 31, 2000..........        10,000         $   100     $ 24,938  $   (12,131)      $   (1,819)      $  11,088
                                 =============== ============ ============ ================ =============== =============
Cumulative translation
   adjustment.................            --              --           --           --              107             107
Net loss for the
   period.....................            --              --           --      (15,282)              --          15,282
                                                                                                            -------------
Comprehensive loss............            --              --           --           --               --          15,175
SUCCESSOR BALANCE AT
   JUNE 30, 2001..............        10,000         $   100     $ 24,938  $   (27,413)      $   (1,712)     $   (4,087)
                                 =============== ============ ============ ================ =============== =============


           See accompanying notes to the consolidated balance sheets.

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS OF US DOLLARS)
                                   (UNAUDITED)


                                                           PREDECESSOR                        SUCCESSOR
                                                         SIX MONTHS ENDED                  SIX MONTHS ENDED
                                                          JUNE 30, 2000                     JUNE 30, 2001

                                                         -----------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $        (18,962)                  $       (15,282)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization                                5,964                             4,769
     Allowance for doubtful accounts                                247                               850
     Deferred installation fees                                    (420)                              (78)
     Gain on disposal of property, plant and equipment                -                               (35)
     Foreign exchange (gain)loss                                   (635)                            6,483
Changes in operating assets and liabilities:
     Accounts receivable                                            809                              (857)
     Increase in supplies                                          (247)                              240
     Prepaid expenses and other current assets                   (1,137)                              689
     Other assets                                                (1,920)                             (478)
     Accounts payable                                             2,261                               625
     Payroll and other accrued benefits                             248                              (648)
     Accrued interest                                             8,762                             2,975
     Accrued liabilities and taxes payable                        1,271                               196
     Sale of operating loss carryforwards                             -                               232
                                                         -----------------                  ------------------
Net cash used in operating activities                            (3,759)                             (319)
                                                         -----------------                  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                        (3,048)                           (1,852)
                                                         -----------------                  ------------------
Net cash used in investing activities                            (3,048)                           (1,852)
                                                         -----------------                  ------------------

Effect of exchange rate changes on cash                           1,165                              (227)
                                                         ------------------                 ------------------
Net decrease in cash and cash equivalents                        (5,642)                           (2,398)

Cash and cash equivalents at beginning of period       $         42,175                   $         3,858
                                                         ------------------                 ------------------
Cash and cash equivalents at end of period             $         36,533                   $         1,460
                                                         ==================                 ==================

SUPPLEMENTAL NONCASH FINANCING AND INVESTING
ACTIVITIES:
Accrued interest on loans refinanced                                  -                             2,352



           See accompanying notes to the consolidated balance sheets.

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

         As of July 21, 2000, the Company adopted fresh-start reporting (see
Note 3).

         Following financial difficulties in the years 1998 and 1999, TV Filme selected a financial advisor to assist in evaluating strategic alternatives for the restructuring of its long-term debt, represented by the 12-7/8% Senior Notes due 2004 (the "12-7/8% Senior Notes"). On August 13, 1999, TV Filme reached an agreement in principle with a committee representing holders of TV Filme's outstanding 12-7/8% Senior Notes. On January 26, 2000, TV Filme filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, together with a pre-negotiated Plan of Reorganization and the Disclosure Statement relating to such Plan, with the U.S. Bankruptcy Court for the District of Delaware. The court approved the Disclosure Statement on March 1, 2000. Following approval of the Disclosure Statement, ballots respecting the Plan were circulated to those parties entitled to vote on the Plan, and the Plan was confirmed at a hearing by the court on April 10, 2000. Effectuation of the Plan was completed on July 21, 2000, following approval of ANATEL (the Brazilian Telecommunications Agency) and the Central Bank of Brazil.

         In accordance with the terms of the plan of reorganization, the 12-7/8% Senior Noteholders received a $25 million cash payment and their existing notes were converted into (i) Secured Notes in the aggregate principal amount of $35 million, due 2004, at an interest rate of 12% per annum, and (ii) 80% of the new common equity of the reorganized Company. Current management received 15% of the new common equity, and the existing common stockholders of TV Filme received 5% of the new common equity of the reorganized Company. Shares granted to current management have been expensed in the financial statements of the successor based on the fair value at that date. They have been expensed in the period as there are no contractual requirements in connection with the issuance of these shares. TV Filme's stock option plan and outstanding stock options under the plan were cancelled. ITSA Ltd. (the reorganized Company) is a newly-formed Cayman Islands holding company and is the successor issuer to TV Filme. The 12-7/8% Senior Notes were cancelled upon surrender. The 12% Senior Secured Notes were issued by ITSA-Intercontinental Telecommunicacoes Ltda., a wholly-owned subsidiary of the Company.

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

         Although the economic situation in Brazil has remained relatively stable in recent years, a return to higher levels of inflation, and currency fluctuations could adversely affect the Company's operations. The devaluation of

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



the Brazilian REAL in relation to the U.S. dollar has had significant effects on the Company's financial statements. The exchange rate of the Brazilian REAL ("R$") to the U.S. dollar was R$1.2087:US$1.00 at December 31, 1998, R$1.7890:US$1.00 at December 31, 1999 and R$1.9554:US$1.00 at December 31, 2000.
At June 30, 2001 the exchange rate was R$2.3049:US$1.00.

         ITSA Ltd. (the parent company) has no material assets of its own other than the investment in its subsidiaries. All assets of the subsidiaries are restricted.

         B.  METHOD OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements.

         The consolidated financial statements include the accounts of the Company and its sudbisidiaries. All significant intercompany balances have been eliminated in consolidation.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         During December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bullentin No. 101 "Revenue Recognition in Financial Statements" (SAB 101) SAB 101 sets forth certain of the SEC's staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 beginning January 1, 2000, and the adoption did not have a significant effect on the Company's results of operations or financial position.

         During June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Hedging Activities" (SFAS 133). SFAS 133 establishes the accounting and reporting standards requiring that every derivative financial instruments (including certain derivative intruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at tis fair value. SFAS 133 requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued SFAS 138 which amends SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The effect of adopting SFAS 133, as amended beginning January 1, 2001 did not have a significant impact on the Company's consolidated financial statements.

         During June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 also amends FASB Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of", to exclude from its scope goodwill and intangible assets that are not amortized. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied for fiscal years beginning after December 15, 2001. Early application is

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued. The Company has commenced the process of evaluating the impact of the provisions of SFAS 142 on its consolidated financial position and results of operations. Based on an initial assessment of the provisions and requirements of SFAS 142, management believes that the implementation of this statement will not have a significant impact on the Company's consolidated financial statements.

2.       LONG-TERM DEBT

         The Company's 12% Senior Secured Notes ($41,552 outstanding at June 30,
2001) are US dollar denominated and are due on December 20, 2004. Interest payments are due on June 20 and December 20 of each year until maturity. Interest is payable in kind at the Company's option through its first four payment dates. The Company exercised its option at June 20, 2001 and issued additional notes for the $2,300 interest accrued to that date. The 12% Senior Secured Notes are secured by all of the assets of the Company. In the event of a default on the Senior Secured Notes, 25% of the lenders thereunder may declare the unpaid principal of, and any accrued interest on, all the Senior Secured Notes to be due and payable immediately. In the event the Company becomes subject to a voluntary or involuntary insolvency proceeding, the 12% Senior Secured Notes become immediately due and payable.

3.       FRESH START REPORTING AND REORGANIZATION

         As of July 21, 2000, the Company adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Fresh-start reporting resulted in significant changes to the consolidated balance sheet based upon the appraised reorganization value of the Company.

         TV Filme's reorganization value of $76,184 was based on a valuation performed by an independent firm using 10-year forecasted discounted cash flows and other economic measures. The value resulted in a greater value than the carrying value of the net assets. As such, the difference of $31,413 was recorded as reorganization value in excess of amounts allocable to identifiable assets.

         The effect of the plan of reorganization and adoption of fresh-start reporting was as follows:

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                             DEBT       EXCHANGE    FRESH
                                       PRECONFIRMATION    DISCHARGE     OF STOCK      START     REORGANIZED
                                      ------------------ ------------- ------------ ---------- ---------------
ASSETS

CURRENT ASSETS

   Cash and cash equivalents               $36,163       $(27,902)     $     --   $       --     $8,261
   Accounts receivable, net                  1,380            --             --           --      1,380
   Prepaid expense and other current
   assets                                    6,694                                                6,694
                                     ------------------ ------------- ------------ ---------- ---------------
     Total current assets                   44,507       (27,902)            --           --     16,605

Property, plant and equipment               25,369            --             --       (3,221)    22,148
Reorganization value in excess of
   amounts allocable to identifiable
   assets                                       --            --             --       31,413     31,413
Licenses                                     5,638            --             --          --       5,638
Other assets                                   380            --             --          --         380

                                      ------------------ ------------- ------------ ---------- ---------------
TOTAL ASSETS                               $75,894       $(27,902)     $     --      $28,192    $76,184
                                      ================== ============= ============ ========== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                         $9,908       $(2,902)      $     --      $     --    $7,006
   Payroll and other accrued
    benefits                                 2,243            --             --            --     2,243
   Accrued interest                         28,646       (26,196)            --            --     2,450
   Accrued liabilities and taxes
    payable                                  7,238            --             --            --     7,238
   Senior notes in default                 140,000       (140,000)           --            --       --
                                      ------------------ ------------- ------------ ---------- ---------------
     Total current liabilities             188,035       (169,098)           --            --    18,937

12% Senior Secured Notes                        --        35,000             --            --    35,000
Deferred installation fees                     479            --             --            --       479

Minority interest                              (21)           --             --            21        --

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock                                108            86            (94)           --       100
   Additional paid-in capital               45,657        17,329             94        (41,412)  21,668
   Accumulated deficit                    (152,865)       88,781             --         64,084       --
   Cumulative translation adjustment        (5,499)           --             --          5,499       --
                                      ------------------ ------------- ------------ ---------- ---------------
     Total stockholders' equity           (112,599)      106,196             --         28,171   21,768
      (deficit)                       ------------------ ------------- ------------ ---------- ---------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                         $75,894       $(27,902)     $     --        $28,192  $76,184
                                      ================== ============= ============ ========== ===============

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

         STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS
INCLUDE: STATEMENTS REGARDING THE COMPANY'S EXPANSION PLANS, THE START-UP OF CERTAIN OPERATIONS AND TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS, INCLUDING THE COMPANY'S ABILITY TO MEET FUTURE CASH REQUIREMENTS. ALL FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY (AS HEREINAFTER DEFINED) AS OF THE DATE THIS REPORT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THE FACTORS SET FORTH IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE RESULTS" OF THE COMPANY'S ANNUAL REPORT ON FORM 10-K.

RESULTS OF OPERATIONS

         Although the Company's financial statements are presented in U.S. dollars and pursuant to accounting principles generally accepted in the United States, the Company's transactions are consummated in both REAIS and U.S. dollars. Inflation and devaluation in Brazil have had significant effects on the Company's results of operations and financial condition. See "Inflation and Exchange Rates."

         As a result of the changes in exchange rates during the periods presented, the period-to-period comparisons of the Company's results of operations are not necessarily meaningful and should not be relied upon as an indication of future performance of the Company.

         Effective July 21, 2000, the Company emerged from Chapter 11 bankruptcy proceedings and implemented "fresh-start reporting". Accordingly, all assets and liabilities were restated to reflect their respective fair values. The consolidated financial statements after that date are those of a new reporting entity and are not comparable to the pre-confirmation periods. Differences between periods due to fresh-start accounting are explained when necessary. The following table is included solely for use in comparative analysis of results of operations, and to complement management's discussions and analysis:

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES



                                                    PREDECESSOR                           SUCESSOR
                                                THREE MONTHS ENDED JUNE 30,            THREE MONTHS ENDED JUNE 30,
                                               -------------------------------        -------------------------------
                                                     2000      % OF REVENUE                 2001      % OF REVENUE
                                               ----------------------------------------------------------------------
                                                (IN THOUSANDS OF US DOLLARS, EXCEPT SUBSCRIBER, PER SHARE AND SHARE
                                                                               DATA)
Revenues                                       $        5,675            100%         $        5,591            100%
Operating costs and expenses:
     System operating                                   2,925             52%                  3,176             57%
     Selling, general and administrative                3,993             70%                  2,699             48%
     Depreciation and amortization                      2,869             51%                  2,099             38%
                                               ---------------    ------------        ---------------    ------------
         Total operating costs and  expenses            9,787            172%                  7,974            143%
                                               ---------------    ------------        ---------------    ------------
         Operating loss                               (4,112)           (72%)                (2,383)           (43%)

Other income (expense):
     Interest and other expense                       (4,679)           (82%)                (1,270)           (23%)
     Interest and other income                          1,387             24%                    179              3%
                                                  ------------    ------------           ------------    ------------
     Interest income (expense), net                   (3,292)           (58%)                (1,091)           (20%)
     Foreign exchange gain (loss)                     (2,824)           (50%)                (2,533)           (45%)
                                               ---------------    ------------        ---------------    ------------
         Total other income (expense)                 (6,116)          (108%)                (3,624)           (65%)
                                               ---------------    ------------        ---------------    ------------

     Loss before reorganization items                (10,228)          (180%)                 -               -

     Reorganization items:                                                                    -               -
         Reorganization costs                         (2,709)           (48%)                 -               -
                                                  ------------    ------------        ---------------    ------------
         Total Reorganization items                   (2,709)           (48%)

                                               ===============    ============        ===============    ============
         NET INCOME LOSS                       $     (12,937)          (228%)         $      (6,007)          (107%)
                                               ===============    ============        ===============    ============

     Net loss per share                        $       (1.20)                         $       (0.60)
                                               ===============                        ===============
     Weighted average shares
         Outstanding                                   10,825                                 10,000
                                               ===============                        ===============
Other Data:
     EBITDA (a)                                $      (3,952)                         $      (0,284)
                                               ===============                        ===============
     Number of subscribers at end of period            73,637                                 79,639
                                               ===============                        ===============
     Exchange rate (R $: US $) at end of            1.800:1                               2.3049:1
     period
                                               ===============                        ===============

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES



                                                                         SIX MONTHS ENDED JUNE 30,

                                                    ---------------------------------------------------------------------
                                                         2000          % OF REVENUE          2001          % OF REVENUE
                                                    ----------------  ----------------  ---------------   ---------------
                                                    (IN THOUSANDS OF US DOLLARS, EXCEPT SUBSCRIBER, PER SHARE AND SHARE
                                                                                   DATA)

Revenue...........................................  $    11,585     $          100%   $    11,999                  100%
Operating costs and expenses:
   System operating...............................        5,524                 48%         6,832                   57%
   Selling, general and administrative............        8,011                 69%         7,021                   59%
   Depreciation and amortization..................        5,964                 51%         4,769                   40%
                                                      --------------  ----------------  ---------------   ---------------
      Total operating costs and expenses..........       19,499                168%        18,622                  156%
                                                      --------------  ----------------  ---------------   ---------------
      Operating loss..............................       (7,914)               (68%)       (6,623)                 (55%)
Other income (expense):
   Interest and other expense.....................      (10,473)               (90%)       (2,529)                 (21%)
   Interest and other income......................        2,769                 24%           353                    3%
                                                      --------------  ----------------  ---------------   ---------------
   Interest and other income (expense), net.......       (7,704)               (66%)       (2,176)                 (18%)
   Foreign exchange loss..........................        (635)                 (5%)       (6,483)                 (54%)
                                                      --------------  ----------------  ---------------   ---------------
      Total other income (expense)................       (8,339)               (72%)       (8,659)                 (72%)
                                                      --------------  ----------------  ---------------   ---------------

     Loss before reorganization items                   (16,253)              (140%)          -               -

     Reorganization items:                                                                    -               -
         Reorganization costs.....................       (2,709)               (24%)          -               -
                                                      --------------  ----------------  ---------------   ---------------
            Total Reorganization items                   (2,709)               (24%)          -               -

                                                      ==============  ================  ===============   ===============
NET LOSS                                            $   (18,962)              (164%)  $   (15,282)                (127%)
                                                      ==============  ================  ===============   ===============

       Net loss per share                           $     (1.75)                      $     (1.53)
                                                      ==============                    ===============
     Weighted average shares
         Outstanding                                     10,825                            10,000
                                                     ===============                   ================


Other Data:
   EBITDA (a).....................................  $    (4,659)                      $    (1,855)
                                                      ==============                    ===============
   Number of subscribers at end of period ........       73,637                            79,639
                                                      ==============                    ===============
   Exchange rate (R $: US $) at end of period.....      1.8000:1                            2.3049:1
                                                      ==============                    ===============

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

         NET LOSS. For the three months ended June 30, 2001 compared to the three months ended June 30, 2000, net loss was $6.0 million versus $12.9 million, primarily due to the devaluation of the REAL between the periods and reorganization costs. Net loss for the six months ended June 30, 2001, decreased from $19.0 million for the six months ended June 30, 2000 to $15.3 million or 19%, primarily due to recovery from a monetary loss associated with ITSA's net dollar-denominated liability position caused by a 28% devaluation of the Real against the US dollar in 2001.

         REVENUES. For the three months ended June 30, 2001 compared to the three months ended June 30, 2000, revenues remained flat, primarily due to an increase in the average number of subscribers offset by the devaluation of the Real between the periods. Revenues for the six months ended June 30, 2001 increased by 4% compared to the six months ended June 30, 2000, due to the increase in the average number of subscribers.

         SYSTEM OPERATING EXPENSES. For the three months ended June 30, 2001 compared to the three months ended June 30, 2000, system operating expenses increased by 11%, primarily due to the reclassification of

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES


programming expenses related to the Soccer Championship transmission rights in Belem. System operating expenses for the six months ended June 30, 2001 increased by 24% compared to the six months ended June 30, 2000, primarily due to the reclassification of programming expenses related to the Soccer Championship transmission rights in Belem.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES. For the three months ended June 30, 2001 compared to the three months ended June 30, 2000, SG&A expenses decreased by 32%, primarily due to the reduction in the number of employees in ITSA and the reclassification of programming expenses related to the Soccer Championship transmission rights in Belem. SG&A expenses for the six months ended June 30, 2001 decreased by 12% , primarily due to the reduction in the number of employees in ITSA and the reclassification of programming expenses related to the Soccer Championship transmission rights in Belem.

         DEPRECIATION AND AMORTIZATION. For the three months ended June 30, 2001 compared to the three months ended June 30, 2000, depreciation and amortization decreased by 27%, primarily due to assets becoming fully depreciated. Depreciation and amortization for the six months ended June 30, 2001 decreased by 20% compared to the six months ended June 30, 2000, primarily due to assets becoming fully depreciated.

         INTEREST AND OTHER EXPENSE. For the three months ended June 30, 2001 compared to the three months ended June 30, 2000, interest and other expense decreased by 73%, primarily due to a decrease in liability positions. Interest and other expense for the six months ended June 30, 2001 decreased by 75% compared to the six months ended June 30, 2000, due to a decrease in liability positions.

         INTEREST AND OTHER INCOME. For the three months ended June 30, 2001 compared to the three months ended June 30, 2000, interest and other income decreased by 87%, primarily due to a decrease in average cash balance between the two periods. Interest and other income for the six months ended June 30, 2001 decreased by 88% compared to the six months ended June 30, 2000, primarily due to a decrease in average cash balance between the two periods.

         FOREIGN EXCHANGE LOSS. Due to its net dollar-denominated liability position, the Company generates monetary gain and losses in any reporting period in which the value of the REAL appreciates or depreciates in relation to the value of the US dollar. In the three months ended June 30, 2001, the Company generated a monetary loss of $2.5 million, compared to a monetary loss of $2.8 million in the three months ended June 30, 2000. In the six months ended June 30, 2001 ITSA generated a monetary loss of $6.4 million compared to a monetary loss $0.6 million in the six months ended June 30, 2000, primarily due to the devaluation of the Real between the periods.

LIQUIDITY AND CAPITAL RESOURCES

         The telecommunications business is capital intensive. In previous years, ITSA made a substantial amount of import purchases of equipment with the use of letters of credit provided by banks in Brazil. As of June 30, 2001, the Company had no amounts outstanding under letters of credit. While the Company believes that additional vendor financing may be available, the Company currently has no lines of credit or other credit facilities available. Although the Company is in negotiations to obtain a line of credit, there can be no assurance that the Company will be successful in such negotiations or that any such line of credit will be on terms favorable to the Company . Net cash used in operating activities for the three months ended June 30, 2001 was $0.1 million.

         The common shares of the Company are currently tradable in the over-the-counter market and are listed on the OTC Bulletin Board. The effects of shares trading in the over-the-counter market, as opposed to being listed on a National Exchange, include, without limitation, the limited release of market prices of the ordinary shares, limited news coverage of the Company, and restriction of investors' interest in the Company, and may have a significant adverse effect on the trading market and prices for the ordinary shares, thereby affecting the Company's ability to issue additional securities or secure additional financing. In addition, because the ordinary shares are deemed penny stock under the Securities Enforcement Penny Stock Reform Act of 1990, additional disclosure is required in connection with trading in the ordinary shares, including delivery of a disclosure schedule explaining the nature and risk of the penny stock market. Such requirements could limit the liquidity of the common shares.

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES


         The Company has developed a business strategy to invest in its wireless network on a nationwide basis in order to be able to offer video, high-speed Internet and data communications services. Considering the demand for telecommunications services in Brazil and the lack of infrastructure in many markets, the Company believes it has the opportunity to offer efficient services to gain market share.

         In the area of video delivery, the Company may consider upgrading its system and use digital compression technology in the future to offer as many as 100 digital video channels to its subscribers in the major markets. All transmission systems already in place are capable of offering digital video channels, but substantial capital investment will be needed to upgrade customers' set-top decoders and equipment. The Company estimates that, in order to offer the digital video services, it will have to invest approximately $2.0 million over the next two years, for each of the major markets where this service will be available.

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

         The Company made capital expenditures of approximately $1.2 million during the three months ended June 30, 2001. Such capital expenditures were financed with available cash.

         As of June 30, 2001, of the Company's approximately $1.5 million in cash and cash equivalents, approximately $0.6 million (40 %) was invested in the US dollar denominated securities. In the long-term, the Company's funding needs are subject to a variety of factors, including, the number and size of new system launches or acquisitions, the implementation of alternative transmission technologies and the offering of additional telecommunications services. Accordingly, there can be no assurance that the Company will be able to meet its future funding needs.

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

         Generally, inflation in Brazil has been accompanied by devaluation of the Brazilian currency relative to the US dollar. The Company collects substantially all of its revenues in REAIS, but pays certain of its expenses, including a significant portion of its equipment costs, substantially all interest expense and most of its programming costs, in US dollars. To the extent the REAL depreciates at a rate greater than the rate at which the Company is able to raise prices, the value of the Company's revenues (as expressed in US dollars) is adversely affected. This effect on the Company's revenues also negatively impacts the Company's ability to fund US dollar-based expenditures.

         As of January 1, 1998, the Company's financial statements reflect foreign exchange gains and losses associated with monetary assets and liabilities denominated in currencies other than the REAL. As a result, the devaluation of the REAL against the US dollar has caused, and is expected to cause, for the foreseeable future, the Company to record a loss associated with its US dollar monetary liabilities and a gain associated with its US dollar monetary assets. Given that the Company has a net US dollar monetary liability position, the net effect of the devaluation of the REAL against the US dollar is to generate losses in the Company's financial statements. In order to

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES


protect against a possible further devaluation of the REAL, the Company may from time to time enter into certain foreign exchange contracts.

RECENT ECONOMIC EVENTS

         On August 17, 2000, the Brazilian Congress passed and approved law #9998, which establishes a new tax to be paid monthly by every telecommunications operator in the country. This tax, called FUST -- Fundo de Universalizacao dos Servicos de Telecommunicacoes (Fund for the Universalization of Telecommunications Services) -- is calculated based on 1% of the total gross income of every operation, and became effective in January 2001. This tax has adversely affected the Company's results of operations.

         On November 28, 2000, the Brazilian Congress passed and approved law # 10052, which establishes a new tax to be paid monthly by every telecommunications operator in the country. This tax, called FUNTTEL - Fundo para o Desenvolvimento Tecnologico das Telecomunicacoes (Fund for the Technological Development of Telecommunicatons) - - is calculated based on 0.5% of the total gross income of every operation, and became effective on April 2001. This tax has adversely affected the Company's results of operations.

         The economic situation in Argentina remains the main concern, in the region, causing extreme volatility in the financial market and deepening the REAL devaluation in relation to the US Dollar. In order to offset or reduce the risks, the International Monetary Fund offered US$ 15 billion in loans to Brazil. This offer provides some additional comfort to Brazil.

         In Brazil, energy rationing officially started on June 1, 2001, when all consumers were induced to save 20 % of their average electricity consumption. The energy crisis has adversely affected some sectors of the Brazilian economy including telecommunications sector.

         In order to minimize its risks and improve its results in this difficult environment, ITSA has reduced its work force in May and June 2001 , which will result in considerable savings in labor expenses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's primary market risk exposure is foreign currency exchange rate risk between the US dollar and the Brazilian REAL. This is due to the fact that the Company has all of its operations based in Brazil, and most of its revenues and some of its expenses are denominated in REAIS while substantially all of its debt and many of its expenses and capital equipment needs are denominated in dollars. The Company is also subject to interest rate risk for instruments, positions and transactions entered for purposes other than trading. The primary source of the Company's interest rate risk arises from its long-term debt. In addition, for operating purposes, the Company holds a significant portion of its available cash in REAIS. The Company's market risk through derivative financial instruments is not significant because the Company does not use derivative financial instruments.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         No significant legal proceedings in which the Company or any of its subsidiaries is a party, or of which any of their property is subject, are currently pending, nor have any such proceedings been terminated during the second quarter of 2001.

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

DATED:   August 14,  2001




                           ITSA LTD.
                           -----------------------------------------------------
                           (Registrant)



                           /S/  HERMANO STUDART LINS DE ALBUQUERQUE
                           -----------------------------------------------------
                           Hermano Studart Lins de Albuquerque
                           Chief Executive Officer (Principal Executive Officer)



                           /S/  CARLOS ANDRE STUDART LINS DE ALBUQUERQUE
                           -----------------------------------------------------
                           Carlos Andre Studart Lins de Albuquerque
                           Acting Chief Financial Officer  (Principal
                           Financial and Accounting Officer)