Form 10-Q
period 2001-09-30
ITSA LTD
filed 2001-11-14
CIK 1120796

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

                                        OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________  to _________________

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[ ] Yes [X] No*

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
[ ] Yes [X] No*

* Registrant became subject to filing requirements pursuant to Rule 12g-3 under the Securities Exchange Act of 1934 on July 21, 2000, when it became the successor in interest to TV Filme, Inc., a Delaware corporation. Since July 21, 2000, Registrant has filed a Current Report on Form 8-K12G3, a Quarterly Report on Form 10-Q for the Period Ended June 30, 2000, a Quarterly Report on Form 10-Q for the Period Ended September 30, 2000, an Annual Report on Form 10-K for the Period Ended December 31, 2000, a Quarterly Report on Form 10-Q for the Period Ended March 31, 2001, and a Quarterly Report on Form 10-Q for the Period Ended June 30, 2001.

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Class                                               Outstanding
     -----                                               ------------

     Ordinary Shares, par value $0.01                    10,000,000 shares
     per share.                                          as of November 13, 2001

================================================================================

                     ITSA LTD. (SUCCESSOR TO TV FILME, INC.)


                                      INDEX


PART I.       FINANCIAL INFORMATION                                     PAGE NO.
-----------------------------------                                     --------

ITEM 1.    Financial Statements

           Consolidated Balance Sheets, December 31, 2000 (Audited)
           and September 30, 2001 (Unaudited)..................................1

           Unaudited Consolidated Statements of Operations for the Twenty Days ended July 20, 2000 (Predecessor), the Two Months and Eleven Days ended September 30, 2000 (Successor), and the Three Months ended
           September 30, 2001..................................................2

           Unaudited Consolidated Statements of Operations for the Six Months Twenty Days ended July 20, 2000 (Predecessor), the Two Months and Eleven Days ended September 30, 2000 (Successor), and the Nine
           Month ended September 30, 2001......................................3

           Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the year ended December 31, 2000 (Audited) and the Nine Months ended September 30, 2001 (Unaudited)................................4

           Unaudited Consolidated Statements of Cash Flows for the Six Months Twenty Days ended July 20, 2000 (Predecessor), the Two Months and Eleven Days ended September 30, 2000 (Successor), and the Nine
           Months Ended September 30, 2001.....................................5

           Notes to Unaudited Consolidated Financial Statements................6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................10

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk.........15


PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings..................................................16

ITEM 2.    Changes in Securities and Use of Proceeds..........................16

ITEM 3.    Defaults Upon Senior Securities....................................16

ITEM 4.    Submission of Matters to a Vote of Security Holders................16

ITEM 5.    Other Information..................................................16

ITEM 6.    Exhibits and Reports on Form 8-K...................................16

SIGNATURES....................................................................17

                         PART I - FINANCIAL INFORMATION
            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS OF US DOLLARS)

                                                                              SUCCESSOR               SUCCESSOR
                                                                               AUDITED                UNAUDITED
                                                                           DECEMBER 31, 2000     SEPTEMBER 30, 2001
                                                                           -----------------     ------------------
                                                                                  (IN THOUSANDS OF US DOLLARS)
  ASSETS
  Current assets:
     Cash and cash equivalents......................................      $            3,858       $          2,327
     Trade accounts receivable, less allowance of $807 in 2000
         and $440 in September 30, 2001.............................                     795                    537
       Recoverable taxes............................................                   3,920                      -
     Prepaid expenses and other current assets......................                     225                    562
                                                                            -----------------        ---------------
         Total current assets.......................................                   8,798                  3,426

  Non-current assets:
       Recoverable taxes............................................                       -                  2,213
       Other assets.................................................                   2,884                  2,147
                                                                            -----------------        ---------------
         Total non-current assets...................................                   2,884                  4,360

  Permanent assets:
       Property, plant and equipment, net...........................                  19,149                 12,628
       Reorganization value in excess of amounts allocable to
        identifiable assets.........................................                  26,983                 18,025
       Licenses ....................................................                   5,111                  3,635
                                                                            -----------------        ---------------
         Total permanent assets.....................................                  51,243                 34,288
                                                                            -----------------        ---------------
               Total assets.........................................      $           62,925       $         42,074
                                                                            =================        ===============

  Liabilities and stockholders' equity (deficit) Current liabilities:
     Accounts payable...............................................      $            3,180       $          3,833
     Payroll and other benefits payable.............................                   1,668                    741
     Accrued interest payable.......................................                     131                  1,385
     Accrued liabilities and taxes payable..........................                   1,935                  2,412
                                                                            -----------------        ---------------
         Total current liabilities..................................                   6,914                  8,371

  Non-current liabilities:
       12% Senior Secured Notes.....................................                  39,200                 41,552
       Deferred installation fees...................................                     407                    221
       Provision for tax, labor proceedings and other...............                   5,316                  4,421
                                                                            -----------------        ---------------
         Total non-current liabilities..............................                  44,923                 46,194

  Stockholders' equity (deficit):
       Common stock, $.01 par value,
           shares authorized - 20,000,000 at December 31, 2000, and June 30,
           2001; shares issued and outstanding - 10,000,000
           at December 31, 2000 and September 30,  2001.............                     100                    100
       Additional paid-in capital...................................                  24,938                 24,938
       Accumulated deficit..........................................                 (12,131)               (36,680)
       Cumulative translation adjustment............................                  (1,819)                  (849)
                                                                            -----------------        ---------------
          Total stockholders' equity (deficit)......................                  11,088                (12,491)
                                                                            -----------------        ---------------

          Total liabilities and stockholders' equity (deficit)......      $           62,925       $         42,074
                                                                            =================        ===============



        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                PREDECESSOR          SUCCESSOR               SUCCESSOR
                                                                TWENTY DAYS          TWO MONTHS             THREE MONTHS
                                                                  ENDED            AND ELEVEN DAYS              ENDED
                                                                  JULY 20,             ENDED                SEPTEMBER 30,
                                                                                    SEPTEMBER 30,
                                                                   2000                 2000                   2001
                                                             -----------------------------------------------------------------

    Revenues                                                 $        1,459        $        5,285            $      4,921
    Operating costs and expenses:
        System operating                                                552                 1,897                   2,354
        Selling, general and administrative                           1,670                 2,938                   2,378
        Depreciation and amortization                                   478                 2,535                   1,702
                                                             -----------------     -----------------         -----------------
              Total operating costs and  expenses                     2,700                 7,370                   6,434
                                                             -----------------     -----------------         -----------------
              Operating loss                                         (1,241)               (2,085)                 (1,513)


    Other income (expense):
        Interest and other expense                                   (1,224)                 (907)                 (1,965)
        Interest and other income                                       126                   323                     204
        Foreign exchange loss                                          (143)                 (182)                 (5,993)
                                                             -----------------     -----------------         -----------------
                   Total other expense                               (1,241)                 (766)                 (7,754)
                                                             -----------------     -----------------         -----------------


    Loss before reorganization items and
        extraordinary item                                           (2,482)               (2,851)                 (9,267)
    Reorganization items:
        Adjust accounts to fair value                                (3,221)                    -                       -
    Extraordinary item :
        Extinguishment of debt                                       87,585                     -                       -
                                                             -----------------     -----------------      ------------------
    Net income (loss)                                        $       81,882        $       (2,851)        $        (9,267)
                                                             =================     =================      ==================

    Basic earnings (loss) per share:
        Before extraordinary item                            $        (0.53)       $        (0.29)        $         (0.93)
        Extraordinary item                                             8.09                     -                       -
                                                             -----------------     -----------------      ------------------
        Net income (loss) per share                          $         7.56        $        (0.29)        $         (0.93)
                                                             =================     =================      ==================

    Weighted average number of shares
        outstanding                                                  10,825                10,000                  10,000
                                                             =================     =================      ==================


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                                                PREDECESSOR          SUCCESSOR TWO              SUCCESSOR
                                                               SIX MONTHS AND           MONTHS AND             NINE MONTHS
                                                               TWENTY DAYS            ELEVEN DAYS                 ENDED
                                                                   ENDED                  ENDED               SEPTEMBER 30,
                                                                 JULY 20,            SEPTEMBER 30,
                                                                   2000                   2000                     2001
                                                           -----------------------------------------------------------------

    Revenues                                               $           13,044    $            5,285     $            16,920
    Operating costs and expenses:
        System operating                                                6,076                 1,897                   9,187
        Selling, general and administrative                             9,681                 2,938                   9,400
        Depreciation and amortization                                   6,442                 2,535                   6,469
                                                             -----------------     -----------------      ------------------
        Total operating costs and  expenses                            22,199                 7,370                  25,056
                                                             -----------------     -----------------      ------------------
        Operating loss                                                 (9,155)               (2,085)                 (8,136)


    Other income (expense):
        Interest and other expense                                    (11,697)                 (907)                 (4,487)
        Interest and other income                                       2,895                   323                     537
        Foreign exchange loss                                            (778)                 (182)                (12,463)
                                                             -----------------     -----------------      ------------------
                   Total other expense                                 (9,580)                 (766)                (16,413)
                                                             -----------------     -----------------      ------------------


    Loss before reorganization items and
        extraordinary item                                            (18,735)               (2,851)                (24,549)
    Reorganization items:
        Reorganization costs                                           (2,709)                     -                       -
        Adjust accounts to fair value                                  (3,221)                     -                       -
                                                             -----------------     -----------------      ------------------
                    Total reorganization items                         (5,930)                     -                       -


    Loss before extraordinary item                                    (24,665)               (2,851)                (24,549)
    Extraordinary item :
        Extinguishment of debt                                         87,585                     -                       -
                                                             -----------------     -----------------      ------------------
    Net income (loss)                                      $           62,920    $           (2,851)    $           (24,549)
                                                             =================     =================      ==================

    Basic earnings (loss) per share:
        Before extraordinary item                          $            (2.28)   $            (2.29)    $             (2.46)
        Extraordinary item                                               8.09                     -                       -
                                                             -----------------     -----------------      ------------------
        Net income (loss) per share                        $             5.81    $            (2.29)    $             (2.46)
                                                             =================     =================      ==================

    Weighted average number of shares
       outstanding                                                     10,825                10,000                  10,000
                                                             =================     =================      ==================


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR YEAR ENDED DECEMBER 31, 2000 (AUDITED)
         AND THE NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2001 (UNAUDITED)
                 (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)



                                        COMMON STOCK            ADDITIONAL                     CUMULATIVE
                                 ----------------------------   PAID-IN       ACCUMULATED     TRANSLATION
                                     SHARES       PAR VALUE      CAPITAL        DEFICIT        ADJUSTMENT       TOTAL
                                    --------      ----------     -------        -------       ------------      ------

PREDECESSOR BALANCE AT
   DECEMBER 31, 1999..........        10,825             108       45,657     (130,225)          (7,182)        (91,642)
Cumulative translation
   adjustment.................             -               -            -            -            1,683           1,683
Net income for the period.....             -               -            -       62,920                -          62,920
                                                                                                            -------------
Comprehensive income..........                                                                                   64,603
Effect of reorganization and
   fresh-start accounting:
Cancellation of predecessor
   equity.....................       (10,825)           (108)           -            -                -            (108)
Issuance of new shares
   pursuant to the Plan of
   Reorganization.............        10,000             100       17,423            -                -          17,523
Fresh-start accounting
   valuation adjustment.......             -               -      (41,412)      67,305            5,499          31,392
                                 ----------------------------------------------------------------------------------------

SUCCESSOR BALANCE AT JULY 21,
   2000.......................        10,000             100       21,668            -                -          21,768
Stock compensation............             -               -        3,270            -                -           3,270
Cumulative translation
   adjustment.................             -               -            -            -           (1,819)         (1,819)
Net loss for the period.......             -               -            -      (12,131)               -         (12,131)
                                                                                                            -------------
Comprehensive loss............                                                                                  (13,950)
                                 ----------------------------------------------------------------------------------------

SUCCESSOR BALANCE AT
   DECEMBER 31, 2000..........        10,000         $   100     $ 24,938   $  (12,131)      $   (1,819)     $   11,088
                                 =========================================================================================
Successor cumulative
   translation adjustment.....                                                                      970             970
Successor net loss for the
   period.....................                                                 (24,549)                         (24,549)
                                                                                                            -------------
Comprehensive loss............                                                                                  (23,579)
SUCCESSOR BALANCE AT
   SEPTEMBER 30, 2001.........        10,000         $   100     $ 24,938   $  (36,680)      $     (849)     $  (12,491)
                                 ========================================================================================

        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS OF US DOLLARS)
                                   (UNAUDITED)




                                                                PREDECESSOR           SUCCESSOR               SUCCESSOR
                                                                 SIX MONTHS            TWO MONTHS             NINE MONTHS
                                                                AND TWENTY            AND ELEVEN                 ENDED
                                                                 DAYS ENDED            DAYS ENDED           SEPTEMBER 30,
                                                                 JULY 20,           SEPTEMBER 30,
                                                                   2000                  2000                   2001

                                                           -------------------------------------------------------------------

    CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                      $           62,920    $          (2,851)     $          (24,549)
    Adjustments to reconcile net income (loss) to net cash
    Provided by (used in) operating activities:
        Depreciation and amortization                                   6,442                 2,535                   6,469
        Allowance for doubtful accounts                                   548                   254                   1,244
        Deferred installation fees                                      (392)                    19                    (91)
        Gain on disposal of property,  plant and equipment              (197)                  (42)                    (30)
        Foreign exchange loss                                             778                   182                  12,477
        Adjust accounts to fair value                                   3,221                     -                       -
        Extinguishment of debt                                       (87,585)                     -                       -
    Changes in operating assets and liabilities:
        Accounts receivable                                               535                 (454)                 (1,186)
        Increase in supplies                                            (250)                   164                       5
        Prepaid expenses and other current assets                     (1,297)                   540                     828
        Other assets                                                    (779)                 (317)                   (670)
        Accounts payable                                                  142               (1,675)                   1,683
        Payroll and other benefits payable                                738                  (11)                   (599)
        Accrued interest payable                                     (16,148)                   886                   4,317
        Accrued liabilities and taxes payable                             492                   186                     951
        Sale of operating loss carryforwards                                -                     -                     219
                                                           -------------------     -----------------      ------------------
    Net cash provided by (used in) operating activities              (30,832)                 (584)                   1,068
                                                           -------------------     -----------------      ------------------

    CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property, plant and equipment                         (3,673)               (1,311)                 (2,074)
                                                           -------------------     -----------------      ------------------
    Net cash used in investing activities                             (3,673)               (1,311)                 (2,074)
                                                           -------------------     -----------------      ------------------

    Effect of exchange rate changes on cash                               591                    13                   (525)
                                                           -------------------     -----------------      ------------------
    Decrease in cash and cash equivalents                            (33,914)               (1,882)                 (1,531)

    Cash and cash equivalents at beginning of period                   42,175                 8,261                   3,858
                                                           -------------------     -----------------      ------------------
    Cash and cash equivalents at end of period             $            8,261    $            6,379     $             2,327
                                                           ===================     =================      ==================

    SUPPLEMENTAL NONCASH FINANCING AND INVESTING
    ACTIVITIES:
    Accrued interest on loans refinanced                                    -                     -                   3,606


        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

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

         Although the economic situation in Brazil has remained relatively stable in recent years, a return to higher levels of inflation, and currency fluctuations could adversely affect the Company's operations. The devaluation of

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


the Brazilian REAL in relation to the U.S. dollar has had significant effects on the Company's financial statements. The exchange rate of the Brazilian REAL ("R$") to the U.S. dollar was R$1.2087:US$1.00 at December 31, 1998, R$1.7890:US$1.00 at December 31, 1999 and R$1.9554:US$1.00 at December 31, 2000.
At September 30, 2001 the exchange rate was R$2.6713:US$1.00.

         ITSA Ltd. (the parent company) has no material assets of its own other than the investment in its subsidiaries. All assets of the subsidiaries are restricted.

         b.  METHOD OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         The consolidated balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements.

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

         During December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bullentin No. 101 "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 sets forth certain of the SEC's staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 beginning January 1, 2000, and the adoption did not have a significant effect on the Company's results of operations or financial position.

         During June 1998 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative and Hedging Activities" (SFAS 133). SFAS 133 establishes the accounting and reporting standards requiring that every derivative financial instruments (including certain derivative intruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued SFAS 138 which amends SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The effect of adopting SFAS 133, as amended beginning January 1, 2001 did not have a significant impact on the Company's consolidated financial statements.

         During June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 also amends FASB Statement No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of", to exclude from its scope goodwill and intangible assets that are not amortized. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of SFAS 142 are required to be applied for fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued. The Company has commenced the process of evaluating the impact of the provisions of SFAS 142 on its consolidated financial position and results of operations. Based on an initial assessment of the provisions and requirements of SFAS 142, management believes that the implementation of this statement will not have a significant impact on the Company's consolidated financial statements.

2.       LONG-TERM DEBT

         The Company's 12% Senior Secured Notes ($41,552 outstanding at September 30, 2001) are US dollar denominated and are due on December 20, 2004. Interest payments are due on June 20 and December 20 of each year until maturity. Interest is payable in kind at the Company's option through its first four payment dates. The Company exercised its option at June 20, 2001 and issued additional notes for the $2,352 interest accrued to that date. The 12% Senior Secured Notes are secured by all of the assets of the Company. In the event of a default on the Senior Secured Notes, 25% of the lenders thereunder may declare the unpaid principal of, and any accrued interest on, all the Senior Secured Notes to be due and payable immediately. In the event the Company becomes subject to a voluntary or involuntary insolvency proceeding, the 12% Senior Secured Notes become immediately due and payable.

         As of September 30, 2001, the Company had $41.5 million of 12% Senior Secured Notes.

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

         The effect of the plan of reorganization and adoption of fresh-start reporting was as follows:

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             DEBT       EXCHANGE      FRESH
                                       PRECONFIRMATION    DISCHARGE     OF STOCK      START     REORGANIZED
                                      ------------------ ------------- ------------ ---------- ---------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                    $36,163     $(27,902)    $       -  $       -          $8,261
   Accounts receivable, net                       1,380             -            -          -           1,380
   Prepaid expense and other current
    assets                                        6,964                                                 6,964
                                      ------------------ ------------- ------------ ---------- ---------------
     Total current assets                        44,507      (27,902)            -          -          16,605

Property, plant and equipment, net               25,369             -            -    (3,221)          22,148
Reorganization value in excess of
   amounts allocable to identifiable
   assets                                             -             -            -     31,413          31,413
Licenses                                          5,638             -            -          -           5,638
Other assets                                        380             -            -          -             380

                                      ------------------ ------------- ------------ ---------- ---------------
TOTAL ASSETS                                    $75,894     $(27,902)   $        -    $28,192        $ 76,184
                                      ================== ============= ============ ========== ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                              $9,908      $(2,902)       $    -     $    -          $7,006
   Payroll and other benefits
    payable                                       2,243             -            -          -           2,243
   Accrued interest payable                      28,646      (26,196)            -          -           2,450
   Accrued liabilities and taxes
    payable                                       7,238             -            -          -           7,238
   Senior notes in default                      140,000     (140,000)            -          -               -
                                      ------------------ ------------- ------------ ---------- ---------------
     Total current liabilities                  188,035     (169,098)            -          -          18,937

12% Senior Secured Notes                              -        35,000            -          -          35,000
Deferred installation fees                          479             -            -          -             479

Minority interest                                  (21)             -            -         21               -

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock                                     108            86         (94)          -             100
   Additional paid-in capital                    45,657        17,329           94   (41,412)          21,668
   Accumulated deficit                        (152,865)        88,781            -     64,084               -
   Cumulative translation adjustment            (5,499)             -            -      5,499               -
                                      ------------------ ------------- ------------ ---------- ---------------
     Total stockholders' equity               (112,599)       106,196            -     28,171          21,768
      (deficit)
                                      ------------------ ------------- ------------ ---------- ---------------
TOTAL LIABILITIES AND STOCKHOLDERS'             $75,894     $(27,902)      $     -    $28,192         $76,184
  EQUITY (DEFICIT)                    ================== ============= ============ ========== ===============

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.
         -------------------------------------------------

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

Results of Operations

         Although the Company's consolidated financial statements are presented in U.S. dollars and pursuant to accounting principles generally accepted in the United States, the Company's transactions are consummated in both reais and U.S. dollars. Inflation and devaluation in Brazil have had significant effects on the Company's results of operations and financial condition. See "Inflation and Exchange Rates."

         As a result of the changes in exchange rates during the periods presented, the period-to-period comparisons of the Company's results of operations may include certain distortions and should not be relied upon as an indication of future performance of the Company.

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

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES



                                                                      Three Months Ended September 30
                                               ----------------------------------------------------------------------
                                                     2000      % of Revenue                 2001      % of Revenue
                                               ----------------------------------------------------------------------
                                                  (In thousands of US Dollars, except subscriber and share data)
                                               ----------------------------------------------------------------------

Revenues                                        $       6,744            100%          $       4,921            100%
Operating costs and expenses:
     System operating                                   2,449             36%                  2,354             48%
     Selling, general and administrative                4,608             68%                  2,378             48%
     Depreciation and amortization                      3,013             45%                  1,702             35%
                                                  ------------    ------------           ------------    ------------
         Total operating costs and  expenses           10,070            149%                  6,434            131%
                                                  ------------    ------------           ------------    ------------
         Operating loss                               (3,326)           (49%)                (1,513)           (31%)

Other income (expense):
     Interest and other expense                       (2,131)           (32%)                (1,965)           (40%)
     Interest and other income                            449              7%                    204              4%
                                                  ------------    ------------           ------------    ------------
     Interest and other  expense, net                 (1,682)           (25%)                (1,761)           (36%)
     Foreign exchange loss                              (325)            (5%)                (5,993)          (122%)
                                                  ------------    ------------           ------------    ------------
         Total other expense                          (2,007)           (30%)                (7,754)          (158%)
                                                  ------------    ------------           ------------    ------------
     Loss before reorganization items and
        extraordinary item                            (5,333)           (79%)                (9,267)          (188%)
     Reorganization items:
         Adjust accounts to fair value                (3,221)           (48%)                      -               -
     Extraordinary item:
         Extinguishment of debt                        87,585          1,299%                      -               -
                                                  ------------    ------------           ------------    ------------
     Net income (loss)                          $      79,031   $      1,172%          $     (9,267)   $      (188%)
                                                  ============    ============           ============    ============

Other Data:
     EBITDA (a)                                 $       (313)                          $         188
                                                  ============                           ============
     Number of subscribers at end of period            77,725                                 73,851
                                                  ============                           ============
     Exchange rate (R $: US $) at end of             1.8437:1                               2.6713:1
     period                                       ============                           ============


            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES



                                                                       Nine Months Ended September 30
                                                    ---------------------------------------------------------------------
                                                         2000          % of Revenue          2001          % of Revenue
                                                    ----------------  ----------------  ---------------   ---------------
                                                       (In thousands of US Dollars, except subscriber and share data)

Revenues                                            $        18,329              100% $         16,920              100%
Operating costs and expenses:
   System operating                                           7,973               43%            9,187               54%
   Selling, general and administrative                       12,619               69%            9,400               56%
   Depreciation and amortization                              8,977               49%            6,469               38%
                                                      --------------  ----------------  ---------------   ---------------
      Total operating costs and expenses                     29,569              161%           25,056              148%
                                                      --------------  ----------------  ---------------   ---------------
      Operating loss                                       (11,240)             (61%)          (8,136)             (48%)

Other income (expense):
   Interest and other expense                              (12,604)             (69%)          (4,487)             (27%)
   Interest and other income                                  3,218               18%              537                3%
                                                      --------------  ----------------  ---------------   ---------------
   Interest and other expense, net                          (9,386)             (51%)          (3,950)             (23%)
   Foreign exchange loss                                      (960)              (5%)         (12,463)             (74%)
                                                      --------------  ----------------  ---------------   ---------------
      Total other expense                                  (10,346)             (56%)         (16,413)             (97%)
                                                      --------------  ----------------  ---------------   ---------------
     Loss before reorganization items and
            extraordinary item                             (21,586)             (118%)        (24,549)           (145%)
     Reorganization items:
            Reorganization costs                            (2,709)             (15%)                -                 -
            Adjust accounts to fair value                   (3,221)             (18%)                -                 -
                                                      --------------  ----------------  ---------------   ---------------
                        Total reorganization items          (5,930)             (32%)                -                 -

                                                      --------------  ----------------  ---------------   ---------------
   Loss before extraordinary item                          (27,516)            (150%)         (24,549)            (145%)
   Extraordinary item:
            Extinguishment of debt                           87,585              478%                -                 -
                                                      --------------  ----------------  ---------------   ---------------
       Net income (loss)                            $        60,069             (328) $       (24,549)            (145%)
                                                      ==============                    ===============

Other Data:
   EBITDA (a)                                       $       (2,263)                   $        (1,666)
                                                      ==============                    ===============
   Number of subscribers at end of period                    77,725                             73,851
                                                      ==============                    ===============
   Exchange rate (R $: US $) at end of period              1.8437:1                           2.6713:1
                                                      ==============                    ===============


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

         NET INCOME (LOSS). For the three months ended September 30, 2001, net loss was $(9.3) million compared to net income of $79 million for the three months ended September 30, 2000. Excluding the effect of the extraordinary gain of $87.6 million resulting from the extinguishment of debt in connection with the restructuring of the Company and partially offset by the adjustment of accounts to fair value of $(3.2) million, net loss for the three months ended September 30, 2000 would have been $(5.3) million. Net loss increased in the three months ended September 30, 2001 primarily due to an increase in recorded foreign exchange loss partially offset by a decrease in operating loss due to the reorganization of ITSA's internal structure. For the nine months ended September 30, 2001, net loss was $(24.5) million compared to net income of $60.1 million for the nine months ended September 30, 2000. Excluding the effect of the extraordinary gain of $87.6 million resulting from the extinguishment of debt in connection with the restructuring of the Company and considering the reorganization items of $(5.9) million, net loss for the nine months ended September 30, 2000 would have been $(21.6) million. Net loss increased in the nine months ended September 30, 2001 primarily due to an increase in recorded foreign exchange loss partially offset by a decrease in operating loss due to the reorganization of ITSA's internal structure.

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES


         REVENUES. For the three months ended September 30, 2001 compared to the three months ended September 30, 2000, revenues decreased by 27%, primarily due to a decrease in the average number of subscribers and the devaluation of the real against the US dollar in 2001. Revenues for the nine months ended September 30, 2001 decreased by 8% compared to the nine months ended September 30, 2000, due to the decrease in the average number of subscribers and the devaluation of the real against the US dollar in 2001.

         SYSTEM OPERATING EXPENSES. For the three months ended September 30, 2001 compared to the three months ended September 30, 2000, system operating expenses did not vary significantly. System operating expenses for the nine months ended September 30, 2001 increased by 15% compared to the nine months ended September 30, 2000, primarily due to an increase in programming costs.

         SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") Expenses. For the three months ended September 30, 2001 compared to the three months ended September 30, 2000, SG&A expenses decreased by 48%, primarily due to the reorganization in ITSA's internal structure. SG&A expenses for the nine months ended September 30, 2001 decreased by 26%, primarily due to the reorganization in ITSA's internal structure.

         DEPRECIATION AND AMORTIZATION. For the three months ended September 30, 2001 compared to the three months ended September 30, 2000, depreciation and amortization decreased by 44%, primarily due to the devaluation of the REAL against the US dollar. Depreciation and amortization for the nine months ended September 30, 2001 decreased by 28% compared to the nine months ended September 30, 2000, primarily due to assets becoming fully depreciated.

         INTEREST AND OTHER EXPENSE. For the three months ended September 30, 2001 compared to the three months ended September 30, 2000, interest and other expenses did not vary significantly. Interest and other expenses for the nine months ended September 30, 2001 decreased by 64% compared to the nine months ended September 30, 2000, due to a decrease in liability positions.

         INTEREST AND OTHER INCOME. For the three months ended September 30, 2001 compared to the three months ended September 30, 2000, interest and other income decreased by 55%, primarily due to a decrease in average cash balance between the two periods. Interest and other income for the nine months ended September 30, 2001 decreased by 83% compared to the nine months ended September 30, 2000, primarily due to a decrease in average cash balance between the two periods.

         FOREIGN EXCHANGE LOSS. Due to its net dollar-denominated liability position, the Company generates monetary gain and losses in any reporting period in which the value of the real appreciates or depreciates in relation to the value of the US dollar. In the three months ended September 30, 2001, the Company generated a foreign exchange loss of $6.0 million, compared to a foreign exchange loss of $0.3 million in the three months ended September 30, 2000, primarily due to the devaluation of the real between the periods. In the nine months ended September 30, 2001, ITSA generated a foreign exchange loss of $12.5 million compared to a foreign exchange loss of $1.0 million in the nine months ended September 30, 2000, primarily due to the devaluation of the real between the periods.

LIQUIDITY AND CAPITAL RESOURCES

         The telecommunications business is capital intensive. In previous years, ITSA made a substantial amount of import purchases of equipment with the use of letters of credit provided by banks in Brazil. As of September 30, 2001, the Company had no amounts outstanding under letters of credit. While the Company believes that additional vendor financing may be available, the Company currently has no lines of credit or other credit facilities available. Although the Company is in negotiations to obtain a line of credit, there can be no assurance that the Company will be successful in such negotiations or that any such line of credit will be on terms favorable to the Company. Net cash provided by operating activities for the nine months ended September 30, 2001 was $1.0 million.

         The common shares of the Company are currently tradable in the over-the-counter market and are listed on the OTC Bulletin Board. The effects of shares trading in the over-the-counter market, as opposed to being listed on

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES


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

         The Company's strategy involves extending LINKEXPRESS, its high-speed Internet and data service, to all major markets. The Company will focus primarily on developing its high-speed Internet and data communications services, serving both the residential and the corporate market. In order to offer the high-speed and data services, the Company will have to invest on average approximately $1.5 million over the next two years, for each of the major markets where this service will be available.

         The Company made capital expenditures of approximately $0.2 million during the three months ended September 30, 2001 and $2.0 million for the nine months ended September 30, 2001. Such capital expenditures were financed with available cash.

         As of September 30, 2001, of the Company's approximately $2.3 million in cash and cash equivalents, approximately $0.6 million (26%) was invested in the US dollar denominated securities. In the long-term, the Company's funding needs are subject to a variety of factors, including, the number and size of new system launches or acquisitions, the implementation of alternative transmission technologies and the offering of additional telecommunications services. Accordingly, there can be no assurance that the Company will be able to meet its future funding needs.

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

         Generally, inflation in Brazil has been accompanied by devaluation of the Brazilian currency relative to the US dollar. The Company collects substantially all of its revenues in reais, but pays certain of its expenses, including a significant portion of its equipment costs, substantially all interest expense and some of its programming costs, in US dollars. To the extent the real depreciates at a rate greater than the rate at which the Company is able to raise prices, the value of the Company's revenues (as expressed in US dollars) is adversely affected. This effect on the Company's revenues also negatively impacts the Company's ability to fund US dollar-based expenditures.

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

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES



RECENT ECONOMIC EVENTS

         The economic situation in Argentina remains the main concern in the region, causing extreme volatility in the financial market, deepening the real devaluation in relation to the US Dollar and causing significant increases in interest rates. In order to offset or reduce the risks, the International Monetary Fund offered US$ 15 billion in loans to Brazil. This offer provides some additional comfort to Brazil.

         In Brazil, energy rationing officially started on June 1, 2001, when all consumers were induced to save 20% of their average electricity consumption. The energy crisis has adversely affected some sectors of the Brazilian economy including the telecommunications sector.

         In order to minimize its risks and improve its results in this difficult environment, ITSA has reduced its work force in May and June 2001, which will result in considerable savings in labor expenses.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         ----------------------------------------------------------

         The Company's primary market risk exposure is foreign currency exchange rate risk between the US dollar and the Brazilian real. This is due to the fact that the Company has all of its operations based in Brazil, and most of its revenues and some of its expenses are denominated in reais while substantially all of its debt and many of its expenses and capital equipment needs are denominated in dollars. The Company is also subject to interest rate risk for instruments, positions and transactions entered for purposes other than trading. The primary source of the Company's interest rate risk arises from its long-term debt. In addition, for operating purposes, the Company holds a significant portion of its available cash in reais. The Company's market risk through derivative financial instruments is not significant because the Company does not currently use derivative financial instruments.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
         -----------------
         No significant legal proceedings in which the Company or any of its subsidiaries is a party, or of which any of their property is subject, are currently pending, nor have any such proceedings been terminated during the third quarter of 2001.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
         -----------------------------------------

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
         -------------------------------
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

         None.

ITEM 5.  OTHER INFORMATION.
         -----------------

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------
         (a)      Exhibits

         None.

         (b)      Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   November 14,  2001




                        ITSA LTD.
                       ---------------------------------------------------------
                       (Registrant)



                       /s/  Hermano Studart Lins de Albuquerque
                       ---------------------------------------------------------
                       Hermano Studart Lins de Albuquerque
                       Chief Executive Officer (Principal Executive Officer)



                       /s/  Carlos Andre Studart Lins de Albuquerque
                       ---------------------------------------------------------
                       Carlos Andre Studart Lins de Albuquerque
                       Acting Chief Financial Officer  (Principal
                       Financial and Accounting Officer)