Form 10-K
period 2001-12-31
ITSA LTD
filed 2002-04-16
CIK 1120796

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________
                                    FORM 10-K

(MARK ONE)
            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from              to

                         Commission File Number: 0-31247

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

  Securities registered pursuant to Section 12(g) of the Act: ORDINARY SHARES,
                            PAR VALUE $0.01 PER SHARE

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 29, 2002 was approximately $145,977

     As of March 29, 2002, 10,000,000 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE:  None.

================================================================================



                                TABLE OF CONTENTS

PART I...........................................................................................................1

Item 1.  Business................................................................................................1

         Background..............................................................................................1

         Company Overview........................................................................................2

         Brazilian Pay Television Industry.......................................................................3

         Brazilian Broadband Market..............................................................................3

         Operating Systems and the Company's Markets.............................................................4

         New Markets.............................................................................................5

         Mais TV Operating Model.................................................................................6

         Programming.............................................................................................6

         High Speed Internet Access Service and Data Communications Services.....................................7

         Operations..............................................................................................7

         Employees...............................................................................................8

         Facilities and Equipment................................................................................9

         Competition.............................................................................................9

         Regulatory Environment.................................................................................10

Item 2.  Properties.............................................................................................11

Item 3.  Legal Proceedings......................................................................................11

Item 4.  Submission of Matters to a Vote of Security Holders....................................................11

PART II.........................................................................................................11

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..................................11

Item 6.  Selected Financial Data................................................................................12

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................14

         Overview...............................................................................................14

         General................................................................................................15

         Results of Operations..................................................................................16

         Liquidity and Capital Resources........................................................................18

         Inflation and Exchange Rates...........................................................................19

         Recent Economic Events.................................................................................19

         Certain Factors Which May Affect the Company's Future Results..........................................20

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.............................................22

Item 8.  Financial Statements and Supplementary Data............................................................24

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................41

PART III........................................................................................................42

Item 10. Directors and Executive Officers of the Registrant.....................................................42

         Section 16(a) Beneficial Ownership Reporting Compliance................................................43



Item 11. Executive Compensation.................................................................................43

         Summary Compensation Table.............................................................................43

         Stock Options..........................................................................................44

         Employment Agreements..................................................................................44

Item 12. Security Ownership of Certain Beneficial Owners and Management.........................................44

Item 13. Certain Relationships and Related Transactions.........................................................46

PART IV ........................................................................................................46

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................46


            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS


         STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING THE COMPANY'S EXPANSION PLANS, THE IMPACT OF COMPETITION, THE START-UP OF CERTAIN OPERATIONS, THE BRAZILIAN WIRELESS AUCTION PROCESS AND TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS, INCLUDING THE COMPANY'S ABILITY TO MEET FUTURE CASH REQUIREMENTS. ALL FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY (AS HEREINAFTER DEFINED) AS OF THE DATE THIS REPORT IS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS, EXCEPT AS REQUIRED BY LAW. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THE FACTORS SET FORTH IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE RESULTS."


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

BACKGROUND

         The predecessor of TV Filme was founded in 1989 by certain members of the Company's current senior management team. In September 1989, TV Filme was granted a license to operate a wireless cable television system in Brasilia, the capital of Brazil, and commenced operations in 1990 with a one channel offering. Licenses to operate the Goiania and Belem Systems were acquired in 1994 from TVA Sistema de Televisao S.A., a subsidiary of Tevecap S.A. ("Tevecap"), one of the leading pay television operators in Brazil.

         TV Filme was organized in 1996 under the laws of the State of Delaware. Its largest stockholders included Warburg, Pincus Investors, L.P., Tevecap and certain members of management and their families.

         During 1998 and the first quarter of 1999, TV Filme faced significant challenges that ultimately affected TV Filme's ability to pay interest on its outstanding 12 7/8% senior notes due 2004 (the "TV Filme Senior Notes"). While TV Filme decided to commence discussions with holders of the TV Filme Senior Notes to pursue a comprehensive financial and operational restructuring plan, TV Filme failed to make the required interest payment on the TV Filme Senior Notes on June 15, 1999.

         On August 13, 1999, TV Filme reached an agreement in principle with a committee representing the holders of the TV Filme Senior Notes. This agreement was effected pursuant to a pre-arranged plan of reorganization which received court approval under Chapter 11 of the U.S. Bankruptcy Code on April 10, 2000. Effectuation of the plan was completed on July 21, 2000, following support from ANATEL (the Brazilian

Telecommunications Agency) and the Central Bank of Brazil. In accordance with the terms of the plan of reorganization, the TV Filme Senior Noteholders received a $25 million cash payment and their existing notes were converted into
(i) secured notes in the aggregate principal amount of $35 million, due 2004, at an interest rate of 12% per annum (interest payable-in-kind at the Company's option through its first four interest payments) (the "12% Senior Secured Notes"), and (ii) 80% of the new common equity of the reorganized company. Current management received 15% of the new common equity, and the existing common stockholders of TV Filme received 5% of the new common equity of the reorganized company. All outstanding stock options were cancelled. ITSA Ltd. (the reorganized company) is a Cayman Islands holding company and is the successor issuer to TV Filme, Inc. pursuant to Rule 12g-3 under the Securities Exchange Act. The 12% Senior Secured Notes were issued by ITSA-Intercontinental Telecommunicacoes Ltda., a wholly-owned subsidiary of the Company. On March 18, 2002, the U.S. Bankruptcy Court for the District of Delaware closed the Chapter 11 bankruptcy case involving TV Filme.

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

         The Company offers a pre-paid subscription video service, called MAIS TV, which is comprised of a self-install kit available in retail stores in most of the cities in which the Company has operations.

         ITSA was also the first company in Brazil to launch a high-speed Internet access system using the technology of high-speed modems. The system, called LinkExpress, has been available on a commercial basis in the city of Brasilia since 1998.

         The Company holds licenses covering the frequency bands from 2,170 to 2,182 MHz and from 2,500 to 2,686 MHz. Currently, with a total of 198 MHz of spectrum available in each market, the Company is able to offer a wide range of two-way advanced communication services, including high-speed data services and high-speed Internet, to both the residential and the corporate markets. The Company also owns additional specific licenses, which allow the offering of voice and VPN (Virtual Private Network) corporate services. Currently, the Company owns and operates its own NOC (Network Operating Center) which is located in its headquarters in Brasilia.

         Additionally, the Company owns and maintains its proprietary SMS (Services Management System) called Mythos, which was developed in-house and customized to Brazilian needs and standards. This advanced software package allows the Company to have full control of every aspect of its businesses, from marketing to sales, customer service, technical support, inventory control and billing. The Company believes that the ability to control and customize the SMS is a key point in quickly offering reliable services to the market. The Company has licensed this software to some third party operations in Brazil.

         In addition to satellite competitors that operate on a national basis in Brazil, hardwire cable providers operate or hold licenses to operate in virtually all of the Company's licensed markets.

         The Company believes that wireless technology is well suited to its current and potential target markets and is an attractive alternative to existing television, Internet and telecommunications services. Wireless telecommunications services can be deployed more rapidly than most alternative technologies and provide immediate coverage of entire markets, enabling services to be delivered to all potential subscribers that are in the unobstructed path of the transmission tower. Wireless services often can be deployed at a significantly lower system capital cost per installed subscriber than hardwire cable and other wire-based technologies because incremental investment is generally only undertaken in response to customer demand with the addition of each new subscriber. The Company believes that subscribers to television, Internet and telecommunication services in Brazil are generally indifferent to the method of delivery of these services.

BRAZILIAN PAY TELEVISION INDUSTRY

         The pay television industry in Brazil began in 1989 with the commencement of UHF service in Sao Paulo. In contrast to the U.S., the Brazilian hardwire cable industry and wireless cable industry began developing concurrently. By December 31, 2001, approximately 297 hardwire cable licenses, 10 Direct-to-Home ("DTH") licenses and 100 wireless licenses had been issued by the Brazilian government. The Company believes that as of December 31, 2001, approximately 13% of Brazilian homes were passed by hardwire cable as compared to over 80% in the U.S. Brazil is the largest television market in Latin America with an estimated 36 million television households. As of December 31, 2001, the Company estimates that there were approximately 3.5 million pay television subscribers, representing approximately 9 % of Brazilian television households.

         Brazilian television viewers prefer Portuguese language programming, including movies, sports and "novelas" (soap operas). The second language of many Brazilians is English. U.S. culture generally, and U.S. films, shows and sports in particular, are popular with Brazilians. Programming content for pay television systems in Brazil is offered by the Globo Organization, independent providers and by Neo-TV, an association formed to help operators negotiate and purchase programming. In general, much of the Brazilian programming transmitted by pay television systems, such as HBO Brazil, ESPN International and MTV Latino, is based on formats found in the U.S. In addition, there are channels which include programs directly from the U.S., such as Warner and Sony, as well as channels from Europe and other countries in Latin America.

BRAZILIAN BROADBAND MARKET

         Brazilians were introduced to broadband services only four years ago when, on an experimental basis, TV Filme starting operating a service called LinkExpress in the city of Brasilia, which provided one-way Internet access service using high-speed modems.

         In December 2000, ITSA, through its subsidiary LinkExpress, launched its two-way broadband service. By the end of 2001, both one and two-way services were being offered commercially to 1,500 residential subscribers and almost 180 corporate subscribers.

         Only recently, Brazilian companies have been investing in high-speed Internet access services, using cable modem and DSL systems. Brasil Telecom, Telefonica de Espana, Telemar, Globocabo, TVA and LinkExpress are the leading companies that have responded to growing market demand for high-speed Internet access.

         Reported estimates indicate that there are approximately 14,000,000 Internet users in Brazil and 300,000 subscribers have access to high-speed Internet services. DSL tecnology represents 65% of this market, cable modem 28% and other kinds of access 7%.

OPERATING SYSTEMS AND THE COMPANY'S MARKETS

         The table below provides information regarding the Company's markets as of December 31, 2001:



                                      ESTIMATED           ESTIMATED           ESTIMATED              FULL
                                        TOTAL               TOTAL                LOS                LAUNCH
                                    POPULATION(1)       HOUSEHOLDS(1)       HOUSEHOLDS(2)            DATE
                                   ----------------    -----------------   ----------------    ------------------

OPERATING MARKETS:
Brasilia.........................        2,177,504              514,776            453,000       Feb. 1994(3)
Belem............................        1,771,417              440,651            370,000       Feb. 1995
Goiania..........................        1,605,396              397,080            297,000       Jan. 1995
Campina Grande...................          523,854               99,592             80,000       May 1999
                                   ----------------    -----------------   ----------------
Total in Operating Markets.......        6,078,171            1,452,099          1,200,000
                                   ================    =================   ================
New Markets (4)..................        7,127,553            1,765,176          1,412,000
                                   ================    =================   ================


------------

(1) Represents the Company's estimate of the population and the total number of households within the greater metropolitan areas of each of its markets. The Company's estimates for Brasilia, Goiania, Belem and Campina Grande are based on data from the 2000 Census conducted by the Brazilian Institute of Geography and Statistics (IBGE) as adjusted to reflect estimated total household growth. Includes potential households which will receive the signal through the use of repeaters.

(2) Represents the Company's estimate of the number of Line of Sight ("LOS") households within the licensed radius in each market (ranging from 15-35 kilometers) that can receive an adequate signal from the Company.

(3) Date when the Brasilia System increased its channel offering from four channels to eight channels. The Brasilia System began service with one channel in 1990.

(4) Represents the eight markets for which the Company has been awarded licenses to operate new Multichannel Multiport Distribution Systems ("MMDS").

         BRASILIA SYSTEM. Brasilia, the capital of Brazil, had an estimated greater metropolitan population of approximately 2.2 million as of December 31, 2001. Brasilia, which is located in the interior of Brazil, was established in the early 1960's as a planned city when the capital of Brazil was moved from Rio de Janeiro. Brasilia's generally flat topography is advantageous for wireless technologies. In addition, Brasilia's zoning provisions favor wireless technology by requiring that residential buildings be of a similar height and located together. The Company's current 35 kilometer coverage territory encompasses approximately 514,000 households which the Company believes can be served by LOS transmission.

         The Brasilia System, launched in 1990 with one channel, increased to three channels in July 1992, to four channels in September 1992, to eight channels in February 1994, to 16 wireless cable channels in November 1994 and to 24 wireless cable channels by the end of 1997. The Brasilia System transmits at 50 watts of power per channel from a transmission tower which is 300 feet above average terrain. The main competitors in the pay television area in the city of Brasilia are NET Brasilia, a hardwire cable operator and affiliate of the Globo Organization, as well as DirecTV and Sky, each of which are DTH operators. The Company believes that, at December 31, 2001, it was the largest pay television provider in Brasilia based on the total number of subscribers.

         In December 1997, the Company began providing high speed Internet access, under the brand name of LinkExpress, to its customers in Brasilia. This service, which uses wireless cable modems for delivery of access at much higher speeds than conventional phone line access to subscribers, is believed to be the first marketed use of cable modem technology in Brazil. In the first years of operation, LinkExpress offered high-speed Internet access services with a phone-return. In this system, data were transmitted to the customers using the wireless technology, while requests from subscribers to the network were performed with the use of phone-lines. In the third quarter of 2000, ANATEL approved and awarded additional spectrum to the Company in the frequency band of 2,170 to 2,182 MHz. With the additional spectrum, the Company was able to offer LinkExpress in a two-way platform. In this new system, customers transmit and receive data signals through the wireless platform, without the use of the telephone. The main competitor in the area of high-speed Internet service in Brasilia is Brasil Telecom, the telephone operator in the city. See "- High Speed Internet Access Service."

         BELEM SYSTEM. Belem, with an estimated greater metropolitan population of approximately 1.8 million as of December 31, 2001, lies at the mouth of the Amazon River and is a major trading port for the rich natural resources of the Amazon rain forest. The Company launched service in Belem in February 1995. Although the city is relatively flat, trees block wireless cable transmission in Belem more often than they do in Brasilia and Goiania and thus, the Belem System requires increased utilization of signal repeaters. The Belem System reaches the greater Belem area, including the cities of Mosqueiro, Ananindeua, Icoaraci and Marituba and the islands of Outeiro and Barcarena. The Company's current 30 kilometer coverage territory encompasses approximately 370,000 households which the Company believes can be served by LOS transmission.

         The Belem System transmits at 50 watts of power per channel from a transmission tower which is 300 feet above average terrain. The main competitors in the pay television area in Belem are ORM Cabo, an independent hardwire cable operator, as well as DirecTV and Sky. The Company does not currently offer high-speed Internet service in the city of Belem.

         GOIANIA SYSTEM. Goiania, with an estimated metropolitan population of approximately 1.6 million as of December 31, 2001, is located approximately 100 miles southwest of Brasilia. Goiania is the capital of the state Goias, and, like Brasilia, its topography is favorable to LOS transmission because the city is relatively flat. The Company launched service in Goiania in January 1995. The Company's current 30 kilometer coverage territory encompasses approximately 297,000 households which the Company believes can be served by LOS transmission.

         The Goiania System transmits at 50 watts of power per channel from a transmission tower which is 350 feet above average terrain. The main competitors in the pay television area in the city of Goiania are NET Goiania, a hardwire cable operator and affiliate of the Globo Organization, as well as DirecTV and Sky. The Company believes that, at December 31, 2000, it was the second largest pay television provider in Goiania based on total number of subscribers. The Company does not currently offer high-speed Internet service in the city of Goiania.

         CAMPINA GRANDE SYSTEM. Campina Grande, with an estimated metropolitan population of approximately 0.5 million as of December 31, 2001, is located approximately 80 miles west of Joao Pessoa, the capital of the state of Paraiba. Similar to Brasilia and Goiania, the topography of Campina Grande is favorable to LOS transmission. The Company launched service in Campina Grande in May 1999, exclusively using the MAIS TV operating model (see below). The Company's current licensed coverage radius encompasses approximately 80,000 households that the Company believes can be served by LOS transmission.

         The Campina Grande system transmits at 20 watts of power per channel from a transmission tower that is approximately 2,500 feet above sea level. There is currently no hardwire cable operation in Campina Grande. The Company does not currently offer high speed Internet service in the city of Canpina Grande.

NEW MARKETS

         The Company has been awarded licenses to operate wireless systems in the following eight markets: Bauru, Belo Horizonte, Caruaru, Franca, Porto Velho, Presidente Prudente, Uberaba and Vitoria. The Company believes that, in the aggregate, these eight markets collectively encompass a total population of approximately 7.1 million, total households of approximately 1.8 million and LOS households of approximately 1.4 million. Bauru, Belo Horizonte, Franca, Presidente Prudente and Vitoria have operating hardwire cable competitors. The Company has implemented the transmission system in all of these markets and the service is commercially available to customers, although the Company has been unable to market its services aggressively.

MAIS TV OPERATING MODEL

         In May 1999, with the launch of the Campina Grande system, the Company created and implemented a new pay television operating model, "MAIS TV." The major differences between the MAIS TV model and the previous model are:

o Customers choose from several different programming packages and may vary their choice each and every month.

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

         Based on the success of the Campina Grande launch, the Company decided to implement this new operating model in each of its existing (and future) operations. The Goiania system switched over to the new model in September/October 1999, the Brasilia system switched in March 2000 and Belem system switched in July 2000.

PROGRAMMING

         The Company purchases most of its programming from Neo-TV, an association formed to help operators negotiate and purchase programming.

         The Company also offers selected local programming to supplement its channel line-up. For example, the Company owns the rights to televise annually certain of the games of the Para State Soccer Championship.

         Beginning in October 1997, the Company also began producing its own programming guide, called "MAIS TV News", which it distributes at no charge to its subscribers. The Company believes that its guide is an important marketing tool and provides an efficient way for the Company to interact with its customers.

         The Company's channel offerings as of December 31, 2001 are as follows:


  CHANNEL                                    DESCRIPTION
  -------                                    -----------
   HBO Brazil                                Brazilian Version of HBO
   HBO Brazil 2                              HBO Brazil with a six hour time delay
   ESPN Brazil                               Brazilian Version of ESPN
   Eurochannel                               Package of programming from free TV in Europe
   Mundo                                     Variety channel
   Band News                                 Brazilian 24 hour news channel
   MTV Brazil                                Brazilian version of MTV
   RTPi*                                     Radio and Television Portugal, a free broadcast channel from Portugal
   CNN International                         International Version of CNN
   TNT                                       Brazilian version of TNT
   Cartoon Network                           Cartoon Network produced in the U. S.
   Fox                                       General entertainment
   Discovery Channel                         Brazilian version of Discovery Channel
   PSN                                       Premium Sports channel
   ESPN International                        International version of ESPN
   Warner                                    Warner channel produced in the U.S.
   Cinemax Prime                             Films and special programming




  CHANNEL                                    DESCRIPTION
  -------                                    -----------
   Sony                                      Sony channel produced in the U.S.
   Nickelodeon*                              Children's channel
   Discovery Kids                            Children's version of Discovery
   People and Arts / Travel Channel*         Tourism, biography and art channel
   Redevida                                  Catholic programming
   Cinemax                                   Films and special programming
   Hallmark                                  Films and special programming
   Fox Kids                                  Children's version of Fox
   AXN                                       Brazilian version of AXN
   Canal Adulto *                            Adult programming
   Genesis*                                  Evangelical programming
   Local                                     Local programming
   Globo                                     Local off-air channel (where available)
   SBT                                       Local off-air channel (where available)
   Bandeirantes                              Local off-air channel (where available)
   Record                                    Local off-air channel (where available)
   Nacional                                  Local off-air channel (where available)
   Rede TV!                                  Local off-air channel (where available)
   Cultura                                   Local off-air channel (where available)
   Apoio                                     Local off-air channel (where available)


------------
*        Offered where available.

HIGH SPEED INTERNET ACCESS SERVICE AND DATA COMMUNICATIONS SERVICES

         In December 1997, the Company began providing Internet access services, under the brand name LinkExpress, to its customers in Brasilia. This service, which uses wireless cable modems for delivery of access at greatly increased speeds to subscribers, is believed to be the first marketed use of cable modem technology in Brazil. In the first years of operation, LinkExpress offered high-speed Internet access services with a phone-return. In this system, data were transmitted to the customers using the wireless technology, while requests from subscribers to the network were performed with the use of phone-lines. In the third quarter of 2000, ANATEL approved and awarded additional spectrum to the Company, in the frequency band of 2,170 to 2,182 MHz. With the additional spectrum, the Company was able to offer LinkExpress in a two-way platform. In this new system, customers transmit and receive data signals through the wireless platform, without the use of the telephone. Currently, with a total of 198 MHz of spectrum available in each market, the Company is able to offer a wide range of two-way advanced communication services, including high-speed data services and high-speed Internet, both to the residential and the corporate markets. The Company also owns additional specific licenses, which allow the offering of voice and VPN (Virtual Private Network) corporate services. Currently, the Company owns and operates its own NOC (Network Operating Center) which is located in its headquarters in Brasilia.

         In the future, the Company may also offer this service in other markets, depending on market demand.

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

         The Company focuses its marketing strategy on customer loyalty. The Company has limited its sales efforts to passive telemarketing and is directing its marketing expenditures towards customer loyalty programs such as promotional discounts at retail stores, gifts, parties and other items given exclusively to customers. This approach has enabled it to significantly reduce expenditures, reduce churn, increase customer loyalty and target its sales to prospects who truly want the service and have the financial wherewithal to pay for the service. In addition, upon the launch of the MAIS TV model in each city, the Company redirects its marketing efforts in such city toward brand recognition and awareness in order to generate the majority of its new installations through sales of installation kits at local stores. This involves partnering with the local stores on advertising and paying sales commissions to stores rather than having a direct sales force.

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

         CUSTOMER SERVICE. The Company believes that delivering high levels of customer service in installation and maintenance enables it to maintain customer satisfaction. To this end, the Company (i) schedules installations promptly,
(ii) provides a customer service hotline, (iii) provides quick response repair service and (iv) makes follow-up calls to new subscribers shortly after installation to ensure customer satisfaction. The Company seeks to instill a customer service focus in all its employees through ongoing training programs. Under the MAIS TV model, the Company still offer high levels of customer service, but charges the customer for anything other than routine service calls.

         The Company operates a single service center located in Brasilia where billing, accounts payable, human resources administration, marketing, customer service hotline and all routing and scheduling functions are centralized. The Company believes that operating a centralized service center further enhances and improves the quality of its customer service function.

         SUBSCRIBER MANAGEMENT SYSTEM. The Company has developed its own subscriber management system, called Mythos. The Company believes that its subscriber management systems enable it to deliver superior customer service, monitor customer payment patterns and facilitate the efficient management of each of its operating systems. This advanced software package allows the Company to have full control of every aspect of its businesses, from marketing to sales, customer service, technical support, inventory control and billing. The Company believes that the ability to control and customize the SMS is a key point in quickly offering reliable services to the market. The Company has licensed this software to some third party operations in Brazil. The Company has seven employees dedicated to the development, enhancement, integration and maintenance of the Company's subscriber management systems.

EMPLOYEES

         As of December 31, 2001, the Company had a total of 450 employees. All of the Company's employees, except for Messrs. Hermano Lins and Carlos Andre Lins, are subject to collective bargaining agreements. The collective bargaining agreements covering the employees of TV Filme Brasilia and TV Filme Goiania will expire in June 2002. The collective bargaining agreements are with the Union for the Employees of Subscription TV Industry. Employees of TV Filme Belem and TV Filme Campina Grande are not covered under a collective bargaining agreement; however, the Company has historically honored the terms of the TV Filme Brasilia and TV Filme Goiania agreements with its other employees. The Company has experienced no work stoppages in its history. The Company provides its employees with health insurance (which is not required by law in Brazil) and certain other benefits which it believes enable it to attract and retain qualified and motivated employees.

         The Company significantly reduced its headcount in the areas of sales and installations, and reduced headcount in virtually all areas of the Company. As a result, the Company reduced the number of employees by approximately 195 employees in the last 12 months.

FACILITIES AND EQUIPMENT

         ADMINISTRATIVE FACILITIES. A centralized corporate administrative facility is located in Brasilia to handle training, engineering, computer systems development, financial and controller functions and strategic planning, as well as customer service, billing, accounts payable and certain other administrative functions. In addition, the Company has established regional operating offices in its operating markets to coordinate sales, local marketing, installation and technical support services, maintenance and local administrative functions.

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

         DIGITAL TECHNOLOGY. The Company currently transmits its video services in analog format. Should competitive conditions require, or if the Company deems such technology to be cost effective and practical to provide, it may implement digital technology, provided the Company has adequate resources for such implementation. For high speed Internet access and data communications services, the Company already utilizes digital transmission system and technology.

COMPETITION

         Through its subsidiaries, the Company is the only entity licensed to operate wireless cable systems in each of its licensed markets. The Company has the authority to provide services using 198 MHz of spectrum, from 2,500 to 2,686 MHz and from 2,170 to 2,172 MHz in each such market.

         The Company believes that, as of December 31, 2001, it was the largest pay television provider in Brasilia based on total number of subscribers. The Company's principal competitors in the city of Brasilia are NET Brasilia, a hardwire cable operator and affiliate of the Globo Organization, as well as DirecTV and Sky, each of which are DTH operators. In Brasilia, the Company also offers high speed Internet access to the residential market and data communication services to the corporate market. The Company's principal competitor for these services is Brasil Telecom, the local telephone operator.

         The Company believes that, as of December 31, 2001, it was the second largest pay television provider in Goiania based on total number of subscribers. The main competitors in the pay television area in the city of Goiania are NET Goiania, a hardwire cable operator and affiliate of the Globo Organization, as well as DirecTV and Sky. The Company believes that, as of December 31, 2001, it was the largest pay television provider in Belem based on total number of subscribers. The main competitors in the pay television area in Belem are ORM Cabo, an independent hardwire cable operator, as well as DirecTV and Sky.

         The Company believes that, as of December 31, 2001, it was the largest pay television provider in the city of Campina Grande. The Company<180>s principal competitors are Sky and DirecTV. Currently, there is no hardwire cable provider in the city of Campina Grande.

         In addition to other terrestrial pay television operators, the Company faces competition from several other sources, such as direct broadcasting satellite systems ("DBS"), local off-air VHF/UHF channels, home videocassette recorders and out-of-home theaters. Currently, there are three DBS providers in Brazil, "Sky," an affiliate of the Globo Organization, DirecTV, and Tecsat, a privately held company in Brazil. Competition in the pay television industry is based upon program offerings, customer service, reliability and pricing. Many actual and potential competitors have greater financial, marketing and other resources than the Company. No assurance can be given that the Company will be able to compete successfully. See "--Brazilian Pay Television Industry," and "--Operating Systems and the Company's Markets."

REGULATORY ENVIRONMENT

         GENERAL. In July 1997, the Brazilian government adopted Federal Law No. 9472/97, the "General Telecommunications Law." Such law revoked the Brazilian Telecommunications Code of 1962 pursuant to which the pay television industry was subject to regulation by the Ministry of Communications. The General Telecommunications Law provides that ANATEL has jurisdiction over the regulation of telecommunications services. ANATEL has been vested with the power to, among other things, revoke, modify and renew licenses within the spectrum available to wireless services, approve the assignment and transfer of control of such licenses, approve the location of channels that comprise MMDS systems, regulate the type, configuration and operation of equipment used by MMDS systems, and impose certain other reporting requirements on MMDS license holders and MMDS operators.

         Currently, MMDS license holders remain subject to the provisions of Presidential Decree Number 2196 ("Decree No. 2196"), issued April 8, 1997, which regulates "Special Services," including MMDS systems and operations. Decree No. 2196 specifies the competitive procedures for the granting of concessions and licenses for the rendering of Special Services in Brazil. Based on the provisions of Decree No. 2196, the Ministry of Communications revised Rule 002/94, which specifically regulated MMDS service, by means of Administrative Rule 254, dated April 16, 1997, hereinafter referred to as the "Revised MMDS Rule."

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

         TWO-WAY MMDS. In some countries, including the United States, MMDS license holders have been granted additional spectrum to provide bi-directional, or "two-way," services to their customers, including Internet access, data transmission and other advanced telecommunications services. In the third quarter of 2000, ANATEL approved and awarded additional spectrum to the Company, in the frequency band of 2,170 to 2,182 MHz. Currently, with a total of 198 MHz of spectrum available in each market, the Company is able to offer a wide range of two-way advanced communication services, including high-speed data services and high-speed Internet, to both the residential and the corporate markets. The Company also owns additional specific licenses, which allow the offering of voice and VPN (Virtual Private Network) corporate services. Currently, the Company owns and operates its own NOC (Network Operating Center) which is located in its headquarters in Brasilia.

         OTHER LICENSES. The Company also owns two licenses for data communications services in Brazil, under the definition of "Limited Services." These licenses allow the Company to implement and operate data communications networks using wireless or cable and fiber platforms, as well as offer special services to the corporate market.

         OTHER REGULATIONS. MMDS license holders are subject to regulation with respect to the construction, marking and lighting of transmission towers pursuant to the Brazilian Aviation Code and certain local zoning regulations affecting construction of towers and other facilities. Restrictions imposed by local authorities may also exist. The pay television and high-speed Internet industry also is subject to the Brazilian Consumer Code. The Consumer Code entitles the purchasers of goods or services to certain rights, including the right to discontinue a service and obtain a refund if the services are deemed to be of low quality or not rendered adequately. For instance, in case of a suspension of the transmission for a given period, the subscriber shall be entitled to a discount on the monthly fees. The Revised MMDS Rule also contain certain provisions relating to consumer rights, including a provision for mandatory discounts in the event of interruption of service.

         Due to the regulated nature of the pay television, high-speed Internet and data communications industry, the adoption of new, or changes to existing, laws or regulations or the interpretations thereof may impede the Company's growth and may otherwise have a material adverse effect on the Company's results of operations and financial condition.

ITEM 2.  PROPERTIES.

         The Company leases approximately 37,000 square feet of office space for its corporate headquarters and the Brasilia System in Brasilia. In addition, the Company leases office space for the Goiania System, Belem System and Campina Grande System consisting of approximately 29,000, 22,000 and 16,000 square feet, respectively. The Company also leases space for transmission towers located in Brasilia, Goiania, Belem and Campina Grande. Finally, the Company leases office space and space for transmission towers in certain of its newly awarded markets. The Company believes that office space and space for transmission towers is readily available on acceptable terms in the markets in which the Company operates wireless cable systems.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not party to any lawsuit or proceeding required to be reported herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

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

         The following table reflects the high and low sale prices for the Common Stock, as reported by the OTC Bulletin Board, for the periods indicated:

                                                                  High               Low
                                                                  ----               ---
                                                                        (Per share)
           Year ended December 31, 2001
           ----------------------------
           Fourth Quarter 2001                                  $ 0.15             $ 0.03
           Third Quarter 2001                                     0.55               0.05
           Second Quarter 2001                                    0.90               0.65
           First Quarter 2001                                     1.25               0.50

           Successor Period ended December 31, 2000
           ----------------------------------------
           Fourth Quarter 2000                                    2.50               1.03
           Third Quarter 2000                                     2.56               1.88

           Predecessor Period ended July 20, 2000
           --------------------------------------

           Second Quarter 2000                                    0.38               0.31
           First Quarter 2000                                     1.13               0.34


         On February 28, 2002, there were approximately 16 stockholders of record of the Common Stock. The Company believes that it has approximately 1,070 beneficial owners.

         The Company has never declared or paid any cash dividends on the Common Stock and does not presently anticipate paying any cash dividends on the Common Stock in the foreseeable future. The Company currently expects that earnings, if any, will be retained for growth and development of the Company's business. The Company's ability to declare and pay dividends is (i) affected by the ability of the Company's present and future subsidiaries to declare and pay cash dividends or otherwise transfer funds to the Company since the Company conducts its operations entirely through its subsidiaries, and (ii) restricted by the terms of the Indenture, dated as of July 20, 2000, among ITSA-Intercontinental Telecomunicacoes Ltda., as issuer, the several Guarantors named therein, and The Bank of New York, as trustee, pursuant to which the Company issued $35 million aggregate principal amount of 12% Senior Secured Notes due 2004.

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

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected consolidated balance sheet data as of December 31, 2001 and the selected consolidated statement of operations data for the year ended December 31, 2001 were derived from, and are qualified by reference to, the Consolidated Financial Statements, which have been audited by Arthur Andersen S.C., independent auditors. The selected consolidated balance sheet data as of December 31, 1997, 1998, 1999 and 2000 and the selected consolidated statement of operations data for each of the years ended December 31, 1997, 1998, 1999 and 2000 were derived from, and are qualified by reference to, the Consolidated Financial Statements, which have been audited by other independent auditors.
The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP in U.S. dollars. For this purpose, until December 31, 1997, amounts in Brazilian currency were remeasured into U.S. dollars in accordance with the methodology set forth in Statement of Financial Accounting Standards No. 52 ("SFAS No. 52") as it applies to entities operating in highly inflationary economies. Pursuant to SFAS No. 52, supplies, property, plant and equipment, intangibles and deferred installation fees and the related income statement accounts were remeasured at exchange rates in effect when the assets were acquired or the liabilities were incurred. All other assets and liabilities were remeasured at fiscal year end exchange rates; and all other income and expense items were remeasured at average exchange rates prevailing during the year. Remeasuring adjustments were included in exchange and translation gains (losses). Effective January 1, 1998, the Company determined that Brazil ceased to be a highly inflationary economy under SFAS 52. Accordingly, as of January 1, 1998, the Company began using the REAL as the functional currency of its Brazilian subsidiaries. As a result, all assets and liabilities are translated into dollars at period end exchange rates and all income and expense items are translated into U.S. dollars at the average exchange rate prevailing during the period. In addition, in January 1998, the Company recorded a loss associated with holding a net foreign currency monetary liability position. The data presented below should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information included elsewhere in this Report.

                                                                       YEAR ENDED DECEMBER 31, (1)
                                                      ---------------------------------------------------------------
                                                      1997         1998        1999         2000        2001
                                                      ----         ----        ----         ----        ----
                                                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND OTHER OPERATING DATA)
STATEMENT OF OPERATIONS DATA:

Revenues......................................      $ 50,547     $ 45,408    $  26,177        $25,008   $ 21,697
Operating costs and expenses:
   System operating...........................        17,631       19,617       11,844         10,555     11,800
   Selling, general and administrative........        27,965       31,637       15,901         16,951     11,555
   Stock compensation.........................            --           --           --          3,270        --
   Depreciation and amortization..............        12,162       21,651       14,205         11,699      8,020
                                                   ---------     --------    ---------    -----------  ---------
      Total operating costs and expenses......        57,758       72,905       41,950         42,475     31,375
                                                   ---------     --------    ---------    -----------  ---------
Operating loss................................        (7,211)     (27,497)     (15,773)       (17,467)    (9,678)
Other expense (2).............................       (12,045)     (12,723)     (50,797)       (20,525)   (10,681)
                                                   ---------     --------    ---------                 ---------
Income from continuing operations.............       (19,256)     (40,220)     (66,570)       (37,992)   (20,359)
Extraordinary item............................            --           --           --         88,781         --
                                                   ---------     --------    ---------    -----------  ---------
Net income(loss)..............................      $(19,256)    $(40,220)   $ (66,570)       $50,789   $(20,359)
                                                    ========     ========    =========    ===========  =========
Loss per share on continuing operations.......         (1.78)       (3.72)       (6.15)         (3.60)     (2.04)

OTHER FINANCIAL DATA:
EBITDA (3)....................................      $  5,026     $ (5,846)   $  (1,568)       $(2,498)    (1,658)
Capital expenditures..........................        37,082       14,062        3,002          7,400      2,274

OTHER OPERATING DATA:
Number of subscribers at end of year (4)......       111,244       77,069       72,240         80,609     69,355
Average monthly revenue per subscriber (5)....      $  37.91     $  35.39    $   27.01        $ 28.06   $  24.68

                                                                        AS OF DECEMBER 31,
                                                      ----------------------------------------------------------
                                                      1997         1998        1999         2000        2001
                                                      ----         ----        ----         ----        ----
                                                                           (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficit) (6).................      $ 97,723     $ 58,227    $(118,602)       $ 1,884   $ (3,558)
Pledged securities (7)........................        17,324           --           --             --         --
Property, plant and equipment, net............        63,405       50,974       27,755         19,149     13,665
Total assets..................................       186,397      133,314       83,322         62,925     46,499
Total long-term debt..........................       140,000      140,000           --         39,200     44,045
Stockholders' equity (deficit) (8).............       22,330      (21,767)     (91,642)        11,088    (10,045)


-----------

(1) The Selected Consolidated Financial Data includes (i) TV Filme Servicos on a historical basis and (ii) ITSA and its subsidiaries since May 1994 and the predecessor of ITSA on a historical basis, as though they had been part of the Company for all periods presented. See Note 1 to the Consolidated Financial Statements.

(2) Other expense is comprised primarily of foreign currency losses, interest expense and reorganization items.

(3) EBITDA is defined as operating loss plus depreciation and amortization. While EBITDA should not be construed as a substitute for operating loss or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with U.S. GAAP, it is included herein to provide additional information regarding the ability of the Company to meet its capital expenditures, working capital requirements and debt service. EBITDA, however, is not necessarily a measure of the Company's ability to fund
         its cash needs. See "Item 7.   Management's Discussion and Analysis of
         Financial Condition and Results of Operations -- Overview."

(4)      See "Item 1.  Business-- Operating Systems and the Company's Markets."

(5) Average monthly revenue per subscriber is calculated by dividing subscription revenue for the month by the average number of subscribers for the month.

(6) For periods prior to 1998, working capital includes current portion of pledged securities.

(7) The pledged securities were purchased as collateral for the TV Filme Senior Notes.

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

         The Company offers a pre-paid subscription video service, called MAIS TV, which is comprised of a self-install kit available in retail stores in most of the cities in which the Company has operations.

         ITSA was also the first company in Brazil to launch a high-speed Internet access system using the technology of high-speed modems. The system, called LinkExpress, has been available on a commercial basis in the city of Brasilia since 1998.

         The Company holds licenses covering the frequency bands from 2,170 to 2,182 MHz and from 2,500 to 2,686 MHz. Currently, with a total of 198 MHz of spectrum available in each market, the Company is able to offer a wide range of two-way advanced communication services, including high-speed data services and high-speed Internet, to both the residential and the corporate markets. The Company also owns additional specific licenses, which allow the offering of voice and VPN (Virtual Private Network) corporate services. Currently, the Company owns and operates its own NOC (Network Operating Control Center) which is located in its headquarters in Brasilia.

         Additionally, the Company owns and maintains its proprietary SMS (Services Management System) called Mythos, which was developed in-house and customized to the Brazilian needs and standards. This advanced software package allows the Company to have full control of every aspect of its business, from marketing to sales, customer service, technical support, inventory control and billing. The Company believes that the ability to control and customize the SMS is a key point in quickly offering reliable services to the market. The Company has licensed this software to some third party operations in Brazil.

         During 1998 and the first quarter of 1999, the Company faced significant challenges that ultimately affected the Company's ability to pay interest on its outstanding TV Filme Senior Notes. While TV Filme decided to commence discussions with holders of the TV Filme Senior Notes to pursue a comprehensive financial and operational restructuring plan, TV Filme failed to make the required interest payment on the TV Filme Senior Notes on June 15, 1999.

         On August 13, 1999, TV Filme reached an agreement in principle with a committee representing holders of the TV Filme Senior Notes. This agreement was effected on pursuant to a pre-arranged plan of reorganization which received court approval under Chapter 11 of the U.S. Bankruptcy Code on April 10, 2000. Effectuation of the plan was completed on July 21, 2000, following support from ANATEL and the Central Bank of Brazil. In accordance with the terms of the plan of reorganization, the TV Filme Senior Noteholders received a $25 million cash payment and their existing notes were converted into (i) the 12% Senior Secured Notes in the aggregate principal amount of $35 million, due 2004, at an interest rate of 12% per annum (interest payable-in-kind at the Company's option through its first four interest payments), and (ii) 80% of the new common equity of the reorganized company. Current management received 15% of the new common equity, and the existing common stockholders of TV Filme received 5% of the new common equity of the reorganized company. All outstanding stock options were cancelled. ITSA Ltd. (the reorganized company) is a Cayman Islands holding company and is the successor issuer to TV Filme, Inc. pursuant to Rule 12g-3 under the Securities Exchange Act. The 12% Senior Secured Notes were issued by ITSA-Intercontinental Telecommunicacoes Ltda., a wholly-owned subsidiary of the Company. On March 18, 2002, the U.S. Bankruptcy Court for the District of Delaware closed the Chapter 11 bankruptcy case involving TV Filme.

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

         Each of the Company's existing systems has required an initial capital investment of approximately $1.0 million to $1.5 million to build and install a transmission tower, headend facilities and other equipment. These costs are generally depreciated over ten years. In addition, each new subscriber has required an average incremental investment of approximately $450 in the case of video service, which includes the cost of a decoder box, installation labor and materials, other equipment and supplies, and marketing and selling costs. In the case of residential/corporate high-speed Internet service, each new subscriber has required an average incremental investment of approximately $522 (include cable modem). The Company capitalizes installation costs, including installation labor, decoders and other direct costs, and depreciates these costs over a four year period. Prior to 1998, these costs were depreciated over a five year period. The Company charges new subscribers installation fees which vary from market to market, depending on factors which include the subscriber's access to other forms of services and whether the installation is the first installation in a building. The Company has charged its subscribers an installation fee typically ranging from $35 to $75 for video service (or approximately $10 net of sales commissions in markets which have adopted the MAIS TV model) and from $45 to $80 for residential high-speed Internet service.

         The Company defers installation fees, net of direct selling expenses, and is recognizing these fees as revenues ratably over a four-year period. Prior to 1998, the Company recognized these fees as revenues ratably over a five-year period.

         The Company's historical subscriber growth has resulted from the addition of subscribers in Brasilia and from the launch of operating systems in Goiania, Belem and Campina Grande. In the past, subscriber losses have resulted from the general economic situation in Brazil, including the strict tightening of consumer credit and increased levels of unemployment. Revenues primarily consist of monthly fees paid by subscribers for the programming packages, installation fees recognized for the period and advertising fees and revenue derived from the provision of high speed Internet access services. See "Item 1. Business -- High Speed Internet Access Service and Data Communications Services." System operating expenses include programming costs, a portion of the costs of compensation and benefits for the Company's employees, transmitter site rentals and certain repair and maintenance expenditures. Depreciation and amortization expenses consist primarily of depreciation of decoder boxes, headend facilities and installation costs.

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

         Although the Company's financial statements are presented pursuant to U.S. GAAP in U.S. dollars, the Company's transactions are consummated in both REAIS and U.S. dollars. Inflation and devaluation in Brazil have had, and are currently having, substantial effects on the Company's results of operations and financial condition. From time to time, the Company purchases hedge contracts to reduce the risk of having a substantial portion of its cash in REAIS. As of December 31, 2001, there were no outstanding hedge contracts.

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

RESULTS OF OPERATIONS

         Although the Company's consolidated financial statements are presented in U.S. dollars and pursuant to U.S. GAAP, the Company's transactions are consummated in both REAIS and U.S. dollars. Inflation and devaluation in Brazil have had substantial effects on the Company's results of operations and financial condition. See "-- Inflation and Exchange Rates."

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

                                                                          YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------------
                                                                   (In thousands, except subscriber data)

                                                                % OF                   % OF                    % OF
                                                     1999      REVENUE      2000      REVENUE       2001      REVENUE
                                                     ----      -------      ----      -------       ----      -------

Revenues.......................................    $  26,177       100%    $ 25,008       100%     $ 21,697       100%
Operating costs and expenses:
System operating...............................       11,844        45%      10,555        42%       11,800        54%
Selling, general and administrative............       15,901        61%      16,951        68%       11,555        53%
Stock compensation.............................           --        --        3,270        13%           --         0%
Depreciation and amortization..................       14,205        54%      11,699        47%        8,020        37%
                                                   ---------      -----    --------       ----       ------       ----
      Total operating costs and expenses.......       41,950       160%      42,475       170%       31,375       145%
                                                   ---------      -----     -------       ----       ------       ----


                                                                          YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------------
                                                                   (In thousands, except subscriber data)

                                                                % OF                   % OF                    % OF
                                                     1999      REVENUE      2000      REVENUE       2001      REVENUE
                                                     ----      -------      ----      -------       ----      -------

      Operating loss...........................      (15,773)      (60%)    (17,467)      (70%)      (9,678)      (45%)
                                                     --------      -----    --------      -----      -------      -----
Other income (expense):
  Interest expense.............................      (22,756)      (87%)    (11,793)      (47%)      (5,254)      (24%)
  Interest income..............................        7,281        28%       3,306        13%          715         3%
  Foreign exchange loss........................      (30,564)     (117%)     (6,048)      (24%)      (6,179)      (28%)
  Other financial income (expense).............          (34)       --          (60)       --            37       0.2%
                                                    ---------     ------    --------     ------     --------      ------
        Total other expense....................      (46,073)     (176%)    (14,595)      (54%)     (10,681)      (49%)
                                                    ---------     ------    --------     ------     --------      ------
Loss before reorganization items and
   extraordinary item..........................      (61,846)     (236%)    (32,062)     (128%)     (20,359)      (94%)
Reorganization items:
   Reorganization costs........................       (4,724)      (18%)     (2,709)      (11%)          --         0%
   Adjust accounts to fair value...............           --        --       (3,221)      (13%)          --         0%
                                                    ---------     ------    --------     ------     --------      ------
        Total reorganization items.............       (4,724)      (18%)     (5,930)      (24%)          --         0%
                                                    ---------     ------    --------     ------     --------      ------
Loss before extraordinary item.................      (66,570)     (254%)    (37,922)     (152%)     (20,359)       (94%)
Extraordinary item:
   Extinguishment of debt......................           --        --       88,781      (355%)          --          0%
                                                    ---------     ------    --------     ------     --------      ------
Net income (loss)..............................     $(66,570)     (254%)     50,789       203%      (20,359)       (94%)
                                                    ---------     ------    --------     ------     --------      ------
Other Data:
 EBITDA(a) ....................................     $ (1,568)               $(2,498)                $(1,658)
                                                    =========               ========                ========
  Number of subscribers at end
    of period..................................       72,240                 80,609                  69,355
                                                    =========               ========                ========

------------

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

         REVENUES. The Company's revenues for 2001 decreased by 13% compared to 2000, primarily due to a decrease in the average number of subscribers and the devaluation of the REAL against the U.S. dollar in 2001. Revenues for 2000 decreased by 4% compared to 1999, primarily due to converting from a post-paid to a pre-paid subscription model in two of the Company's markets, Brasilia and Belem.

         SYSTEM OPERATING EXPENSES. System operating expenses increased in 2001 by 12% compared to 2000, primarily due to the reclassification of programming costs expenses related to the Soccer Championship transmission rights in Belem, which was previously classified as selling, general and administrative expenses. For 2000 compared to 1999, system operating expenses decreased by 11%, primarily due to the reduction of programming costs related to lower priced packages offered by the Company.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses decreased 32% in 2001 compared to 2000, primarily due to the reorganization of the Company's internal structure, which consisted of a reduction in the number of employees and in other administrative expenses. For 2000 compared to 1999, SG&A expenses increased by 7%, primarily due to expenses related to the transition to the new pre-paid subscription model in the Brasilia and Belem systems and expenses related with the contract of soccer of Belem system.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization decreased in 2001 by 31% compared to 2000, primarily due to assets becoming fully depreciated. Depreciation and amortization decreased in 2000 by 18% over 1999, primarily due to assets becoming fully depreciated.

         INTEREST EXPENSE. Interest expense decreased by 55% in 2001 compared to 2000, primarily due to a decrease in liability position, which was approximately $140 million since July 20, 2000. For 2000 compared to 1999, interest expense decreased by 48%, primarily due to a decrease in liability position associated with the Company's restructuring process.

         INTEREST INCOME. Interest and other income decreased in 2001 by 78% compared to 2000, primarily due to a decrease in average cash balances between the two periods. Interest and other income decreased in 2000 by 55% compared to 1999, primarily due to a decrease in the average cash balances between the two periods.

         FOREIGN EXCHANGE LOSS. Due to its net dollar-denominated liability position, which occurred throughout 1999, 2000 and 2001, the Company generates currency exchange losses in any reporting period in which the value of the REAL depreciates in relation to the value of the U.S. dollar, and decrease in liability position associated with the Company's restructuring process.

         NET INCOME (LOSS). Net income (loss) for 2001 was ($20.4) million versus $50.8 million in 2000, primarily due to the effect of the extraordinary gain of $88.8 million resulting from the Company's restructuring and partially offset by reorganization items of ($5.9) million. For 2000, net income (loss) was $50.8 million versus ($66.6) million in 1999, primarily due to reduced interest expenses, a decrease in recorded currency exchange loss, a decrease in operating loss and the reorganization and the extraordinary item associated with the Company's restructuring.

LIQUIDITY AND CAPITAL RESOURCES

         The telecommunications business is capital intensive. In previous years, the Company made a substantial amount of import purchases of equipment with the use of letters of credit provided by banks in Brazil. As of December 31, 2001, the Company had no amounts outstanding under letters of credit. While the Company believes that additional vendor financing may be available, the Company currently has no lines of credit or other credit facilities available. Although the Company is in negotiations to obtain a line of credit, there can be no assurance that the Company will be successful in such negotiations or that any such line of credit will be on terms favorable to the Company. Net cash provided by operating activities for the year ended December 31, 2001 was approximately $1.0 million. Net cash used in operating activities for the years ended December 31, 2000 and 1999 were approximately $29.4 million and $5.2 million, respectively.

         The Company's Common Stock is currently tradable in the over-the-counter market and is listed on the OTC Bulletin Board. The effects of shares trading in the over-the-counter market, as opposed to being listed on a National Exchange, include, without limitation, the limited release of market prices of the Common Stock, limited news coverage of the Company, and restriction of investors' interest in the Company, and may have a significant adverse effect on the trading market and prices for the Common Stock, thereby affecting the Company's ability to issue additional securities or secure additional financing. In addition, because the Common Stock is deemed penny stock under the Securities Enforcement Penny Stock Reform Act of 1990, additional disclosure is required in connection with trading in the Common Stock, including delivery of a disclosure schedule explaining the nature and risk of the penny stock market. Such requirements could limit the liquidity of the Common Stock.

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

         The Company's strategy also involves extending LinkExpress, its high-speed Internet and data service, to all major markets. The Company will focus primarily on developing its high-speed Internet and data communications services, serving both the residential and the corporate markets. In order to offer the high-speed and data services, the Company will have to invest on average approximately $1.5 million over the next two years, for each of the major markets where this service will be available.

         The Company made capital expenditures of approximately $2.3 million during 2001. These capital expenditures were financed with available cash.

         As of December 31, 2001, the Company had approximately $2.4 million in cash and cash equivalents. The Company has incurred operating losses since inception and had a working capital and stockholders deficit at December 31, 2001. Operating losses are expected to continue in the future until such time as the Company is successful in securing a subscriber base capable of generating a significantly higher level of operating revenues.

         The Company has limited capital resources available to fund capital expenditures, fund maturities of debt as they become due and to support its operations until such time the Company is able to generate significant levels of positive cash flow from operations.

         The Company is therefore dependent upon obtaining additional financing to provide funds to support operations and to fund maturities of debt as they become due. The Company is negotiating with certain of its stockholders to provide additional equity or debt financing, but the Company can give no assurance that acceptable agreements for such financing will be reached. The Company also can give no assurance that it will be able to obtain sufficient financing from sources other than its stockholders on commercially reasonable terms, or at all. The future success of the Company is dependent upon its ability to increase its subscriber base and to obtain additional financing.

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

         Generally, inflation in Brazil has been accompanied by devaluation of the Brazilian currency relative to the U.S. dollar. The Company collects substantially all of its revenues in REAIS, but pays certain of its expenses, including a significant portion of its equipment costs and substantially all interest expense, in U.S. dollars. To the extent the REAL depreciates at a rate greater than the rate at which the Company is able to raise prices, the value of the Company's revenues (as expressed in U.S. dollars) is adversely affected. This effect on the Company's revenues also negatively impacts the Company's ability to fund U.S. dollar-based expenditures.

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

RECENT ECONOMIC EVENTS

         In January 2001, a new tax to be paid monthly by every telecommunications operations in Brazil became effective. This tax, called FUST -- Fundo de Universalizacao dos Servicos de Telecommunicacoes (Fund for the Universalization of Telecommunications Services) -- is calculated based on 1% of the total gross income of every operation.

         In April 2001, a second new tax to be paid monthly by every telecommunications operator in Brazil became effective. This tax, called FUNTTEL -- Fundo para o Desenvolvimento Tecnologico das Telecommunicacoes (Fund for Technological Development of Telecommunications Sector) -- is calculated based on 0.5% of the total gross income of every operation.

         In Brazil, energy rationing officially started on June 1, 2001, when all consumers were induced to save 20% of their average electricity consumption. The energy crisis has adversely affected some sectors of the Brazilian economy, including the telecommunications sector. This energy rationing was officially discontinued in February 2002.

CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE RESULTS

FACTORS RELATING TO BRAZIL GENERALLY

         THE COMPANY'S BUSINESS COULD SUFFER FROM POLITICAL AND ECONOMIC UNCERTAINTIES IN BRAZIL. Changes in policies involving, among other things, tariffs, exchange controls, regulatory policy and taxation, as well as events such as inflation, currency devaluation, social instability or other political, economic or diplomatic developments could adversely affect the Company's business, results of operations and financial condition.

         GOVERNMENT RESTRICTIONS ON THE CONVERSION AND REMITTANCE OF FUNDS ABROAD COULD HINDER THE COMPANY'S ABILITY TO OPERATE ITS BUSINESS. The Brazilian government has the authority to restrict the transfer of funds abroad. If the Brazilian government were to exercise this power, as it has done in the past, the Company's subsidiaries could be prevented from purchasing equipment required to be paid for in U.S. dollars and from transferring funds to ITSA, which are required in order for ITSA to make scheduled interest payments on its outstanding 12% Senior Secured Notes. Either of these events could have a material adverse impact on the Company's business, operating results and financial condition.

FACTORS RELATING TO THE COMPANY

         THE COMPANY'S SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT ITS ABILITY TO RUN ITS BUSINESS. The Company has a significant amount of indebtedness. This substantial indebtedness could have important consequences. For example, it could:

o limit the Company's ability to obtain additional financing in the future to refinance existing indebtedness and for working capital, capital expenditures, acquisitions, and general corporate purposes or other purposes;

o require the Company to dedicate a substantial portion of its cash flow from operations and cash and/or marketable securities on hand to the payment of principal and interest on the Company's indebtedness, thereby reducing funds available for market expansion and additional market development;

o hinder the Company's ability to adjust rapidly to changing market conditions; and

o make the Company more vulnerable to economic downturns, limiting its ability to withstand competitive pressures and reduce the Company's flexibility in responding to changing business and economic conditions.

         THE COMPANY'S ABILITY TO DISTRIBUTE DIVIDENDS AND MEET DEBT OBLIGATIONS IS DEPENDENT ON ITS Subsidiaries. Because the Company is a holding company, the Company's ability to distribute dividends and meet its debt obligations are dependent upon the earnings of its subsidiaries and the distribution of those earnings to, or upon loans or other payment of funds by the subsidiaries to, the Company. The Company's subsidiaries may be obligated as guarantors of the Company's debt to pay any amounts to its creditors or to make any funds available to its creditors. The payment of dividends from the Company's subsidiaries and the payment of any interest on or the repayment of any principal of any loans or advances made to the Company by its subsidiaries, or by the Company to its subsidiaries (1) may be subject to statutory or contractual restriction, (2) are contingent upon the earnings of such subsidiaries and (3) are subject to various business considerations.

         THE COMPANY HAS A HISTORY OF LOSSES AND MAY NEVER ACHIEVE PROFITABILITY. The Company has incurred net losses from operations since its formation. The Company expects that it will continue to incur losses from operations in the foreseeable future. The Company can give no assurance that it will ever become profitable in the future.

         A FAILURE TO EFFECTIVELY MANAGE INTERNAL GROWTH WOULD ADVERSELY AFFECT THE COMPANY'S BUSINESS. The Company's growth has placed a significant strain on managerial and operation resources. Any inability to manage growth effectively, or a drop in productivity of the Company's employees could have a material adverse effect on the Company's business, results of operations and financial condition.

         THE COMPANY WILL NEED ADDITIONAL CAPITAL TO FINANCE GROWTH. The Company's business requires substantial investment on a continuing basis to finance:

o        debt service obligations;

o capital expenditures and expenses related to subscriber growth and system development;

o        the acquisition of new wireless licenses and operations; and

o        net losses.

The amount and timing of the Company's future capital requirements will depend upon a number of factors, many of which are not within the Company's control, including:

o        programming costs;

o        backbone and infrastructure costs;

o        capital costs;

o        competitive conditions; and

o the costs of any necessary implementation of technological innovations or alternative technologies.

         The Company can give no assurance that it will be able to obtain additional debt or equity capital on satisfactory terms, or at all, to meet the Company's future financing needs. Furthermore, the indenture under which the Company's outstanding debt was issued restricts the amount of additional indebtedness which the Company may incur. Failure to obtain any required additional financing could adversely affect the Company's growth and, ultimately, could have a material adverse effect on the Company's business, results of operations and financial condition.

         THE COMPANY IS IN A COMPETITIVE BUSINESS. The Company faces potential competition from hardwire cable operators, DBS, local off-air VHF/UHF channels, telecommunications operators, home videocassette recorders and out-of-home theaters. Currently, there are three DBS providers in Brazil and the private telephone companies have started offering high-speed Internet access services, using DSL technologies, in some markets. Legislative, regulatory and technological developments may result in additional and significant competition. Many of the Company's actual and potential competitors have greater financial, marketing and other resources than does the Company.

         THE COMPANY'S BUSINESS COULD SUFFER FROM CHANGES IN GOVERNMENT REGULATION. Changes in the regulation of the Company's business activities, including decisions by regulators affecting the Company's operations, could have an adverse effect on the Company's business.

         THE COMPANY IS DEPENDENT ON CERTAIN KEY SUPPLIERS. The Company currently purchases decoders, modems and antennas from a limited number of sources. The Company's inability to obtain sufficient components as required from these sources, or to develop alternative sources if and as required in the future, could result in delays or reductions in customer installations which, in turn, could have a material adverse effect on the Company's results of operations and financial condition.

         In February 2000, the Company's only supplier of decoders (General Instruments, which has been acquired by Motorola) in its four operating markets announced that it was planning to discontinue production for this product in the future, and gave the Company a limited time in which to give additional orders for the manufacturing of this product. While the Company has a substantial inventory of decoders available for use for new subscribers, the technology used in the decoding process is proprietary and no other supplier currently could provide the Company with additional decoders should they become necessary. Discussions between the Company, Motorola and several other operators in Brazil have raised the possibility of Motorola licencing its technology for production of the decoders in Brazil. The Company and other operators in Brazil continue to negotiate this matter with Motorola. It is unclear if Motorola will license its proprietary decoding technology to any other manufacturer or if it will continue to manufacture the decoders. If Motorola does not continue production of this decoder, or permit any other manufacturer to do so, and if the Company requires additional decoders for subscriber use, it could have a material adverse effect on the Company's results of operations and financial condition.

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

         The table below provides information on the Company's debt outstanding as of December 31, 2001. The debt is denominated in U.S. dollars.


                                                           AS OF DECEMBER 31, 2001
                                 -----------------------------------------------------------------------------
                                               EXPECTED MATURITY DATE
                                 ---------------------------------------------------
                                                                           AFTER                     FAIR
                                    2000         2001         2002         2002         TOTAL      VALUE(1)
                                    ----         ----         ----         ----         -----      --------
                                                          (U.S. DOLLARS IN THOUSANDS)


Long-term debt:
U.S. dollars                          --          --            --        44,045       44,045       44,045
                                 -------      ------        ------        ------       ------       ------
Total long-term debt                  --          --            --        44,045       44,045       44,045
                                 -------      ------        ------        ------       ------       ------


---------------
(1) The methodology used to determine the fair value included in the table above is described in Note 2 to the Company's Consolidated Financial Statements.

         In addition to the $44 million debt outstanding, the Company is subject to the payment of the interest on such debt, which is also dollar-denominated. Assuming the Company exercises its option of capitalizing the interest portion due on June 20, 2002, the Company expects total interest to be paid in 2002 will be approximately $2.8 million.

         Although the Company's reporting currency is the U.S. dollar, the cash flow required to service its indebtedness is generated in local currency, BRAZILIAN REAIS (R$). Using the year end 2001 exchange rate (R$ 2.3204 per US$ 1.00), the cash flow in REAIS to pay interest ($2.8 million) due in 2002 would be R$6.5 million. A devaluation of the REAL to R$2.80 per U.S. dollar would require cash flow of R$7.8 million to pay the interest ($2.8 million). If the REAL devalued to R$3.00 per U.S. dollar, the cash flow in REAIS to pay the interest due in 2002 would be R$8.4 million.

         ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following statements are filed as part of this Annual Report on Form 10-K:

                                                                                                 PAGE NO.
                                                                                                 --------
FINANCIAL STATEMENTS:
  ITSA LTD. (SUCCESSOR TO TV FILME, INC.):

         Report of Independent Auditors.................................................             25

         Consolidated Balance Sheets as of December 31, 2000 and 2001...................             27

         Consolidated Statements of Operations for the years ended December 31, 1999 and
         2001, the six months and twenty days ended July 20, 2000, and the five months and
         eleven days ended December 31, 2000............................................             28

         Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Other
         Comprehensive Income (Loss) for the years ended December 31, 1999 and 2001, the six months and twenty days ended July 20, 2000, and the five months and eleven days
         ended December 31, 2000 .......................................................             29

         Consolidated Statements of Cash Flows for the years ended December 31, 1999 and
         2001, the six  months and twenty days ended July 20, 2000, and the five months and
         eleven days ended December 31, 2000............................................             30

         Notes to Consolidated Financial Statements.....................................             31


                         REPORT OF INDEPENDENT AUDITORS

To

ITSA Ltd.

We have audited the accompanying consolidated balance sheet of ITSA Ltd. (successor to TV Filme, Inc.) and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit), other comprehensive income (loss) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITSA Ltd. and subsidiaries at December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


                            /s/ Arthur Andersen S.C.
Sao Paulo, Brazil
March 22, 2002

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
ITSA Ltd.

We have audited the accompanying consolidated balance sheets of ITSA Ltd. (successor to TV Filme, Inc.) and subsidiaries as of December 31, 2000 (Successor) and December 31, 1999 (Predecessor), and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the five months and eleven days ended December 31, 2000 (Successor) and for the six months and twenty days ended July 20, 2000 and the year ended December 31, 1999 (Predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ITSA Ltd. and subsidiaries at December 31, 2000 (Successor) and December 31, 1999 (Predecessor), and the consolidated results of their operations and their cash flows for the five months and eleven days ended December 31, 2000 (Successor) and for the six months and twenty days ended July 20, 2000 and the year ended December 31, 1999 (Predecessor), in conformity with accounting principles generally accepted in the United States.


                                  ERNST & YOUNG
                          Auditores Independentes S.C.



                                 Sergio Citeroni
                                     Partner


Sao Paulo, Brazil
March 14, 2001


                                           ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES

                                                           CONSOLIDATED BALANCE SHEETS

                                                           (IN THOUSANDS OF US DOLLARS)

                                                                              SUCCESSOR                  SUCCESSOR
                                                                              ---------                  ---------
                                                                               AUDITED                    AUDITED
                                                                               -------                    -------
                                                                          DECEMBER 31, 2000          DECEMBER 31, 2001
                                                                          -----------------          -----------------
ASSETS
Current assets:
   Cash and cash equivalents.........................................             $   3,858                   $  2,358
   Trade accounts receivable, less allowance of $807 at December
       31, 2000 and $561 at December 31, 2001........................                   795                        589
   Recoverable taxes.................................................                 3,920                          -
   Prepaid expenses and other current assets.........................                   225                        447
                                                                              -----------------        -------------------
       Total current assets..........................................                 8,798                      3,394

Non-current assets:
   Recoverable taxes.................................................                     -                      2,711
   Judicial deposits.................................................                 1,711                      1,259
   Other assets......................................................                 1,173                        985

   Property, plant and equipment, net................................                19,149                     13,665
   Reorganization value in excess of amounts allocable to
      identifiable indented assets...................................                26,983                     20,161
   Licenses .........................................................                 5,111                      4,324
                                                                              -----------------        -------------------
       Total non-current assets......................................                54,127                     43,105
                                                                              -----------------        -------------------
                 Total assets........................................             $  62,925                   $ 46,499
                                                                              =================        ===================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable..................................................             $   3,180                   $  2,560
   Payroll and other benefits payable................................                 1,668                        699
   Accrued interest payable..........................................                   131                        147
   Accrued liabilities and taxes payable.............................                 1,935                      3,546
                                                                              -----------------        -------------------
       Total current liabilities.....................................                 6,914                      6,952

Non-current liabilities:
   12% Senior Secured Notes..........................................                 39,200                     44,045
   Deferred installation fees........................................                    407                        251
   Reserve for tax, labor proceedings and other contingencies........                  5,316                      5,296
                                                                              -----------------        -------------------
       Total non-current liabilities.................................                 44,923                     49,592

Stockholders' equity (deficit):
   Common stock, $.01 par value,
      shares authorized - 20,000,000 at December 31, 2000 and
      2001; shares issued and outstanding - 10,000,000 at
      December 31, 2000 and 2001.....................................                    100                        100
   Additional paid-in capital........................................                 24,938                     24,938
   Accumulated deficit...............................................                (12,131)                   (32,490)
   Cumulative other comprehensive loss...............................                 (1,819)                    (2,593)
                                                                              -----------------        -------------------
      Total stockholders' equity (deficit)...........................                 11,088                    (10,045)
                                                                              -----------------        -------------------
      Total liabilities and stockholders' equity (deficit)...........             $   62,925                  $  46,499
                                                                              =================        ===================

                                  See accompanying notes to the consolidated financial statements.




                                              ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES

                                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                            (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                      PREDECESSOR       PREDECESSOR         SUCCESSOR         SUCCESSOR
                                                      -----------       -----------         ---------         ---------
                                                                         SIX MONTHS        FIVE MONTHS
                                                                         AND TWENTY        AND ELEVEN
                                                      YEAR ENDED         DAYS ENDED        DAYS ENDED         YEAR ENDED
                                                     DECEMBER 31,         JULY 20,        DECEMBER 31,       DECEMBER 31,
                                                         1999               2000              2000               2001
                                                    ----------------  -----------------  ----------------  -----------------

Revenues                                                 $  26,177           $  13,044        $  11,964          $   21,697
Operating costs and expenses:
     System operating                                       11,844               6,076            4,479              11,800
     Selling, general and administrative                    15,901               9,681            7,270              11,555
     Stock compensation                                         --                  --            3,270                  --
     Depreciation and amortization                          14,205               6,442            5,257               8,020
                                                    ----------------  -----------------  ----------------  -----------------
         Total operating costs and expenses                 41,950              22,199           20,276              31,375
                                                    ----------------  -----------------  ----------------  -----------------
         Operating loss                                    (15,773)             (9,155)          (8,312)             (9,678)

Other income (expense):
     Interest expense                                      (22,756)             (9,926)          (1,867)             (5,254)
     Interest income                                         7,281               2,895              411                 715
     Foreign exchange loss                                 (30,564)             (3,745)          (2,303)             (6,179)
     Other                                                     (34)                 --              (60)                 37
                                                    ----------------  -----------------  ----------------  -----------------
         Total other income (expense)                      (46,073)            (10,776)          (3,819)            (10,681)
                                                    ----------------  -----------------  ----------------  -----------------

Loss before reorganization items and
   extraordinary item                                      (61,846)            (19,931)          (12,131)           (20,359)
Reorganization items:
     Reorganization costs                                   (4,724)             (2,709)               --                 --
     Adjust accounts to fair value                              --              (3,221)               --                 --
                                                    ----------------  -----------------  ----------------  -----------------
         Total reorganization items                         (4,724)             (5,930)               --                 --

Loss before extraordinary item                             (66,570)            (25,861)          (12,131)           (20,359)
Extraordinary item:
     Extinguishment of debt                                     --              88,781                --                 --

                                                    ----------------  -----------------  ----------------  -----------------
Net income (loss)                                        $ (66,570)          $  62,920        $  (12,131)        $  (20,359)
                                                    ================  =================  ================  =================

Basic and diluted earnings (loss) per share:
   Before extraordinary item                             $   (6.15)          $   (2.39)       $    (1.21)        $    (2.04)
   Extraordinary item                                           --                8.20                --                 --
                                                    ----------------   -----------------  ----------------  -----------------
   Net income (loss)                                     $   (6.15)          $    5.81        $    (1.21)        $    (2.04)
                                                    ================  =================  ================  =================

   Weighted average number of shares
   outstanding                                          10,824,594          10,824,594        10,000,000         10,000,000
                                                    ================  =================  ================  =================


                                   See accompanying notes to the consolidated financial statements.



                                             ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND
                                                       OTHER COMPREHENSIVE INCOME (LOSS)


                          FOR THE YEAR ENDED DECEMBER 31, 2001 (SUCCESSOR), FOR THE FIVE MONTHS AND ELEVEN DAYS PERIOD
                ENDED DECEMBER 31, 2000 (SUCCESSOR), FOR THE SIX MONTHS AND TWENTY DAYS ENDED JULY 20, 2000 (PREDECESSOR)
                                          AND FOR THE YEAR ENDED DECEMBER 31, 1999 (PREDECESSOR)


                                                    (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


                                                                                                 CUMULATIVE
                                        COMMON STOCK             ADDITIONAL                         OTHER
                                 ----------------------------     PAID-IN       ACCUMULATED     COMPREHENSIVE
                                     SHARES       PAR VALUE       CAPITAL         DEFICIT       INCOME (LOSS)    TOTAL
                                     ------       ---------       -------        -------        ----------       -----
PREDECESSOR BALANCE AT
   DECEMBER 31, 1998..........       10,824,594        $ 108     $ 45,657       $ (63,655)        $(3,877)     $(21,767)
Cumulative other comprehensive
   loss.......................               --           --           --              --         $(3,305)     $ (3,305)
Net loss......................               --           --           --       $ (66,570)             --      $(66,570)
                                                                                                               ---------
Comprehensive loss...........                                                                                  $(69,875)
                                 ---------------------------------------------------------------------------------------

PREDECESSOR BALANCE AT
   DECEMBER 31, 1999..........       10,824,594        $ 108     $ 45,657       $(130,225)        $(7,182)     $(91,642)
Cumulative other comprehensive
   loss.......................               --           --           --              --         $ 1,683      $  1,683
Net income....................               --           --           --       $  62,920              --      $ 62,920
                                                                                                               ---------
Comprehensive income.........                                                                                  $ 64,603
Effect of reorganization and
   fresh-start accounting:                   --           --           --              --              --            --
Cancellation of Predecessor
   equity.....................      (10,824,594)       $(108)          --              --              --      $   (108)
Issuance of new shares
   pursuant to the Plan of
   Reorganization.............       10,000,000        $ 100     $ 17,423              --              --      $ 17,523
Fresh-start accounting
   valuation adjustment.......               --           --     $(41,412)      $  67,305         $ 5,499      $ 31,392
                                 ---------------------------------------------------------------------------------------

SUCCESSOR BALANCE AT JULY 21,
   2000.......................       10,000,000        $ 100     $ 21,668              --              --      $ 21,768
Stock compensation............               --           --     $  3,270              --              --      $  3,270
Cumulative other comprehensive
   loss.......................               --           --           --              --         $(1,819)     $ (1,819)
Net loss......................               --           --           --       $ (12,131)             --      $(12,131)
                                                                                                               ---------
Comprehensive loss...........                                                                                  $(13,950)
                                 ---------------------------------------------------------------------------------------

SUCCESSOR BALANCE AT
   DECEMBER 31, 2000..........       10,000,000        $ 100     $ 24,938       $ (12,131)        $(1,819)     $ 11,088
Cumulative other comprehensive
   loss.......................               --           --           --              --         $  (774)     $   (774)
Net loss......................               --           --           --       $ (20,359)             --      $(20,359)
                                                                                                               ---------
Comprehensive loss...........                                                                                  $(21,133)
                                 ---------------------------------------------------------------------------------------

SUCCESSOR BALANCE AT
   DECEMBER 31, 2001..........       10,000,000        $ 100     $ 24,938       $ (32,490)        $(2,593)     $(10,045)
                                     ==========        =====     ========       ==========       =========     =========



                                   See accompanying notes to the consolidated financial statements.



                                    ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     (IN THOUSANDS OF US DOLLARS)

                                                           PREDECESSOR         SUCCESSOR          SUCCESSOR           SUCCESSOR
                                                           -----------         ---------          ---------           ---------
                                                                              SIX MONTHS         FIVE MONTHS
                                                                              AND TWENTY         AND ELEVEN
                                                           YEAR ENDED         DAYS ENDED         DAYS ENDED          YEAR ENDED
                                                          DECEMBER 31,         JULY 20,          DECEMBER 31,        DECEMBER 31,
                                                         ----------------   ----------------   ----------------    ----------------
                                                              1999               2000               2000                2001
                                                         ----------------   ----------------   ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $       (66,570)    $       62,920     $      (12,131)    $       (20,359)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
     Depreciation and amortization                                14,669              6,442              5,257               8,020
     Provision for doubtful accounts                               1,337                548              1,123               1,633
     Amortization of debt issuance costs                           1,677                 --                 --                  --
     Deferred installation fees                                     (737)              (392)               (33)                (91)
     (Gain) loss on disposal of equipment                             --               (197)              (147)                 47
     Foreign exchange loss                                        24,553              3,745              2,303               6,179
     Stock compensation                                               --                 --              3,270                  --
     Adjust accounts to fair value                                    --              3,221                 --                  --
     Extinguishment of debt                                           --            (88,781)                --                  --
Changes in operating assets and liabilities:
     Accounts receivable                                          (1,422)               626             (1,330)             (1,042)
     Prepaid expenses and other current assets                    (4,092)               (59)             1,409                 345
     Other assets                                                    286             (2,106)              (740)               (679)
     Accounts payable                                              4,369                142             (3,414)               (158)
     Payroll and other benefits payable                             (685)               738               (419)               (718)
     Accrued interest                                             18,025            (15,074)             1,867               4,861
     Reserve for tax, labor proceedings and other contingencies       --                 --               (357)                912
     Accrued liabilities                                           3,403                492                958               1,800
     Sale of operating loss carryforwards                             --                 --                669                 212
                                                         ----------------   ----------------   ----------------    ----------------
Net cash provided by (used in) operating activities               (5,187)           (27,735)            (1,715)                962
                                                         ----------------   ----------------   ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                         (3,002)            (4,633)            (2,767)             (2,274)
Sales of equipment                                                    --                709                450                  --
                                                         ----------------   ----------------   ----------------    ----------------
Net cash used in investing activities                             (3,002)            (3,924)            (2,317)             (2,274)

CASH FLOWS FROM FINANCING ACTIVITIES
Realized losses                                                       --             (2,161)                --                  --
                                                         ----------------   ----------------   ----------------    ----------------
Net cash used in financing activities                                 --             (2,161)                --                  --
                                                         ----------------   ----------------   ----------------    ----------------

Effect of exchange rate changes on cash                           (7,128)               (94)               (371)              (188)
Net change in cash and cash equivalents                          (15,317)           (33,914)             (4,403)            (1,500)
Cash and cash equivalents at beginning of period                  57,492             42,175               8,261              3,858
                                                         ----------------   ----------------   ----------------    ----------------
Cash and cash equivalents at end of period               $        42,175      $       8,261      $        3,858     $        2,358
                                                         ================   ================   ================    ================
Interest paid                                            $            --      $      25,000      $           --     $           --
                                                         ----------------   ----------------   ----------------    ----------------
SUPPLEMENTAL NONCASH FINANCING AND INVESTING
ACTIVITIES:
Accrued interest on loan refinanced                      $            --      $          --      $           --     $        4,200

                                   See accompanying notes to the consolidated financial statements.


            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (IN THOUSANDS OF US DOLLARS, UNLESS OTHERWISE INDICATED)

         1.  PRINCIPAL OPERATIONS

         BACKGROUND

         On July 21, 2000, ITSA Ltd., a Cayman Islands company, became the successor to TV Filme, Inc., a Delaware corporation, following the successful completion of a debt restructuring pursuant to a plan of reorganization of TV Filme, Inc. under Chapter 11 of the United States Bankruptcy Code. On March 18, 2002, the U.S. Bankruptcy Court for the District of Delaware closed the Chapter 11 bankruptcy case involving TV Filme, Inc. Unless otherwise indicated, ITSA Ltd., the successor company to TV Filme, Inc., and its subsidiaries will hereinafter be referred to as the "Company," and TV Filme, Inc., the predecessor company to ITSA Ltd., will hereinafter be referred to as "TV Filme."

         As of July 21, 2000, the Company adopted fresh-start reporting (see
Note 3).

         Following financial difficulties in the years 1998 and 1999, TV Filme selected a financial advisor to assist in evaluating strategic alternatives for the restructuring of its long term debt, represented by the 12-7/8% Senior Notes due 2004 (the "TV Filme Senior Notes"). On August 13, 1999, TV Filme reached an agreement in principle with a committee representing holders of the TV Filme Senior Notes. On January 26, 2000, TV Filme filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, together with a pre-negotiated Plan of Reorganization and the Disclosure Statement relating to such Plan, with the U.S. Bankruptcy Court for the District of Delaware. The court approved the Disclosure Statement on March 1, 2000. Following approval of the Disclosure Statement, ballots respecting the Plan were circulated to those parties entitled to vote on the Plan, and the Plan was confirmed at a hearing by the court on April 10, 2000. Consummation of the Plan was completed on July 21, 2000, following approval of ANATEL (the Brazilian Telecommunications Agency) and the Central Bank of Brazil.

         In accordance with the terms of the plan of reorganization, the TV Filme Senior Noteholders received a $25 million cash payment and their existing notes were converted into (i) secured notes in the aggregate principal amount of $35 million, due 2004, at an interest rate of 12% per annum (the "12% Senior Secured Notes"), and (ii) 80% of the new common equity of the reorganized company. Current management received 15% of the new common equity, and the existing common stockholders of TV Filme received 5% of the new common equity of the reorganized company. Shares granted to current management have been expensed in the financial statements of the successor based on the fair value at that date. They have been expensed in the period as there are no contractual requirements in connection with the issuance of these shares. TV Filme's stock option plan and outstanding stock options under the plan were cancelled. ITSA Ltd. (the reorganized company) is a Cayman Islands holding company and is the successor issuer to TV Filme. The TV Filme Senior Notes were cancelled upon surrender. The 12% Senior Secured Notes were issued by ITSA-Intercontinental Telecommunicacoes Ltda., a wholly-owned subsidiary of the Company.

         STOCKHOLDERS (DEFICIT)

         The Company's management is concentrating its efforts to address the Company's negative stockholders equity and negative working capital. To this end, the Company has initiated the short term action of reducing selling, general and administrative expenses. In the near term, the Company intends to restructure its organization and downsize its work force, renegotiate its supply contracts, and create a Survey and Development Group to provide the Company with new services and products.

         FUTURE OPERATIONS AND LIQUIDITY

         The Company has incurred operating losses since inception and had a working capital and stockholders deficit at December 31, 2001. Operating losses are expected to continue in the future until such time as the Company is successful in securing a subscriber base capable of generating a significantly higher level of operating revenues.

         The Company has limited capital resources available to fund capital expenditures, fund maturities of debt as they become due and to support its operations until such time the Company is able to generate significant levels of positive cash flow from operations.

         The Company is therefore dependent upon obtaining additional financing to provide funds to support operations and fund maturities of debt as they become due. The Company is negotiating with certain of its stockholders to provide additional equity or debt financing, but the Company can give no assurance that acceptable agreements for such financing will be reached. The future success of the Company is dependent upon its ability to increase its subscriber base and to obtain financing.


         COMPANY OPERATIONS

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

         The Company offers a pre-paid subscription video service, called MAIS TV, which is comprised of a self-install kit available in retail stores in most of the cities which the Company has operations.

         ITSA was also the first company in Brazil to launch a high-speed Internet access system using the technology of high-speed modems. The system, called LinkExpress, has been available on a commercial basis in the city of Brasilia since 1998.

         Although the economic situation in Brazil has remained relatively stable in recent years, a return to higher levels of inflation, and currency fluctuations could adversely affect the Company's operations. The devaluation of the Brazilian REAL in relation to the U.S. dollar has had significant effects on the Company's consolidated financial statements. The exchange rate of the Brazilian REAL ("R$") to the U.S. dollar was R$1.7890:US$1.00 at December 31, 1999, R$1.9554:US$1.00 at December 31, 2000 and R$2.3204:US$1.00 at December 31,
2001.

         ITSA Ltd. (the parent company) has no material assets of its own other than the investment in its subsidiaries. All assets of the subsidiaries are restricted.

         The Company is dependent upon a single supplier of decoders to serve its operating markets. This supplier announced that it was planning to discontinue production of these decoders in the future and gave the Company a limited time in which to give additional orders for the manufacturing of this product. While the Company has a sufficient inventory of decoders to serve new subscribers based on the projections of future subscribers' activity, the technology used in the decoding process is proprietary and no other supplier currently could provide the Company with additional decoders should they become necessary. The Company is currently exploring for alternatives, including the possibility of the supplier licensing its technology for production of such decoders in Brazil. If the Company encounters an interruption in the supply or limited availability of these decoders, it could have a material adverse effect on the Company's financial condition or results of operations, including current estimates on recoverability of long-lived assets being currently held and used by the Company.

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

         Effective January 1, 1998, the Company determined that Brazil ceased to be a highly inflationary economy under SFAS 52. Accordingly, as of January 1, 1998, the Company began using the REAL as the functional currency of its Brazilian subsidiaries. As a result, all assets and liabilities are translated into dollars at period end exchange rates and all income and expense items are translated into U.S. dollars at the average exchange rate prevailing during the period. Translation gain and losses are reported in cumulative other comprehensive income (loss), a separate component of stockholders' equity (deficit). Foreign currency transaction gains and losses are reported in income.

        Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no effect on the operating results or financial position of the Company.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

         The Company's operating subsidiaries included in the consolidated financial statements are:

                                                                                      OWNERSHIP INTEREST AS OF
                                                                                            DECEMBER 31,
                                                                                   -------------------------------
                                                                                       2000              2001
                                                                                   -------------     -------------
        OWNED SYSTEMS
        -------------
        TV Filme Servicos Ltda                                                         100%              100%
        TV Filme Brasilia Servicos de Telecomunicacoes Ltda                            100%              100%
        TV Filme Goiania Servicos de Telecomunicacoes Ltda                             100%              100%
        TV Filme Belem Servicos de Telecomunicacoes Ltda                               100%              100%
        TV Filme Programadora  Servicos de Telecomunicacoes Ltda                       100%              100%
        TV Filme Operacoes Ltda                                                        100%              100%
        Link Express Servicos e Telecomunicacoes Ltda (a)                              100%              100%

         -----------------

         (a) On March 28, 2000, the Company established Link Express Servicos e Telcomunicacoes Ltda. to operate in the high-speed Internet and data communication market.

         REVENUE RECOGNITION

         Revenues from subscribers for monthly and pre-paid subscriptions are recognized in the period service is rendered.

         Installation fees are being deferred and recognized in income over a period of four years, the average life of a subscriber.

         USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost. The Company capitalizes materials, subcontractor costs, labor and overhead incurred associated with initial subscriber installations. The Company continues to depreciate the installation costs subsequent to any subscriber disconnection.

         Depreciation is computed on the straight-line basis using estimated useful lives ranging from 5 to 10 years for buildings and leasehold improvements (limited to the shorter of the lease term or the useful life), 5 years for machinery and equipment, furniture and fixtures and 4 years for installation costs. Depreciation expense for leased assets is included in depreciation expense.

         ADVERTISING EXPENSE

         The Company expenses all advertising costs as they are incurred. Advertising expenses amounted to $1,073 in 1999 and $921 and $397 for the periods ended, July 20, 2000 and December 31, 2000, respectively and $884 in 2001.

         RECOVERABILITY OF LONG-LIVED ASSETS TO BE HELD AND USED IN THE BUSINESS

         The Company uses the provisions of SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" to evaluate the need to record impairment on its property, plant and equipment, reorganization value in excess of amounts allocable to identifiable assets and licenses. In accordance with this standard, the Company periodically evaluates the carrying value of long-lived assets to be held and used, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than their carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value market value of the assets. The Company has performed a review of its long-lived assets and concluded that the Company's evaluation of its ability to recover the carrying value of its long-lived assets was not impaired at December 31, 2001. This assessment was based upon projections of future operations that assumed a significantly higher level of revenues, subscribers and gross margin percentages than that the Company has historically achieved. There is no assurance that the Company will be successful in achieving these improvements in its revenues and gross margin percentages. If the Company is unable to achieve such improvements it could result in a significant impairment provision being recorded related to its investment in its long-lived assets.

         REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE ASSETS

         The excess value recorded in conjunction with fresh-start accounting is being amortized on a straight-line basis over a period of 10 years. Amortization expense for the five months and eleven days ended December 31, 2000 (Successor) and for the year ended December 31, 2001 was $1,352 and $3,451, respectively.

         LICENSES

         Licenses are comprised of wireless and data communications licenses, which are amortized on a straight-line basis over the period of the license. Amortization expense for the year ended December 31, 1999 (Predecessor), the six months and twenty days ended July 20, 2000 (Predecessor), the five months and eleven days ended December 31, 2000 (Successor) and the year ended December 31, 2001 (Successor) was $1,105, $141, $115 and $646, respectively.

         INCOME TAXES

         The Company uses the asset and liability method for the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income tax assets and liabilities are determined for differences between financial statements tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The computation is based on enacted tax laws and rules applicable to periods in which the temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

         EARNINGS (LOSS) PER SHARE

         Basic and diluted earnings (loss) per common share are computed by dividing the income or loss attributable to common stock, by the weighted average number of common stock shares outstanding during any period. No retroactive effect was given to the reorganization process. The Company's average number of common shares used in the computation of earnings per common share was 10,000,000 for the year ended December 31, 2001 (Successor), 10,000,000 for the five months and eleven days ended December 31, 2000 (Successor), 10,824,594 for the six months and twenty days ended July 20, 2000 (Predecessor) and 10,824,594 for the year ended December 31, 1999 (Predecessor). Basic and diluted earnings per share are the same as the effect of any outstanding stock equivalents would not have been dilutive in the relevant periods.

         CONCENTRATIONS

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash investments and trade receivables. The Company requires no collateral for accounts receivable. Management believes the risk with respect to trade receivables is mitigated to some extent by the fact that the Company's customer base is highly diversified. The Company has significant programming supplied by HBO Brasil. The Company has entered into contracts to secure this source of programming, with no obligation on the Company's part. The provision for doubtful accounts was $1,337 for the year ended December 31, 1999, $548 and $1,123 for the periods ended July 20, 2000 and December 31, 2000, respectively, and $1,633 for the year ended December 31, 2001.

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

         Debt. The carrying amount reported in the balance sheet for debt approximates in its fair value, since this debt carries terms and bears interest that are similar to those being currently offered in the market.

         NEW ACCOUNTING PRONOUNCEMENTS

         During June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative and Hedging Activities." SFAS 133 established accounting and reporting standards requiring that all derivative financial instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued Statement of Financial Accounting

Standards No. 138 (SFAS 138) which amends SFAS 133 for certain derivative instruments and certain hegding activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The effect of adopting SFAS 133, as amended, beginning January 1, 2001 did not have a material impact on the Company's consolidated financial statements.

         During December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements." SAB 101 sets forth certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 beginning January 1, 2000, and the adoption did not have a material effect on the Company's results of operations or financial position.

         During June 2001, FASB issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16 (Opinion 16), "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for using the purchase method. In addition, SFAS 141 requires that intangible assets be recognized as assets apart from goodwill if they meet two criteria: the contractual-legal criterion or the separability criterion. To assist in identifying acquired intangible assets, SFAS 141 also provides a list of intangible assets that meet either of those criteria. In addition to the disclosure requirements prescribed in Opinion 16, SFAS 141 requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. SFAS 141 also requires that when the amounts of goodwill and intangible assets acquired are significant to the purchase price paid, disclosure of other information about those assets is provided, such as the amount of goodwill by reportable segment and the amount of the purchase price assigned to each major intangible asset class. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. SFAS 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company has commenced the process of evaluating the impact of the provisions of SFAS 141 to its consolidated financial position and results of operations, and at this time, is still determining the possible impact of the adoption of this new accounting standard.

         During June 2001, FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17, Intangible Assets. SFAS 142 also amends FASB Statement No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of," to exclude from its scope goodwill and intangible assets that are not amortized. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued. The Company has commenced the process of evaluating the impact of the provisions of SFAS 142 to its consolidated financial position and results of operations, and at this time, is still determining the possible impact of the adoption of this new accounting standard.

         During June 2001, FASB issued Statement of Financial Accounting Standards No. 143 (SFAS No. 143), "Accounting for Asset Retirement Obligations." SFAS No. 143 basically requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Under SFAS No. 143, the liability for an asset retirement obligation is discounted and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. In addition, disclosure requirements contained in SFAS No. 143 will provide more information about asset retirement obligations. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with earlier application encouraged. The Company has commenced the process of evaluating the impact of the provisions of SFAS No. 143 to its financial statements and is still evaluating if the implementation of SFAS No. 143 will have a material impact on the Company's financial position and results of operations.

         During August 2001, FASB issued Statement of Financial Accounting Standards No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" but retains SFAS No. 121 fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 (APB No. 30), "Reporting the Results of Operations" for segments of a business to be disposed of but retains APB No. 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or it is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those years, with early application encouraged. The Company has commenced the process of evaluating the impact of the provisions of SFAS 144 to its consolidated financial position and results of operations, and at this time, is still determining the possible impact of the adoption of this new accounting standard.

         3.  REORGANIZATION AND FRESH-START REPORTING

         As of July 21, 2000, the Company adopted fresh-start reporting in accordance with AICPA Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Fresh-Start Accounting resulted in significant changes to the consolidated balance sheet based upon appraised reorganization value of the Company.

         TV Filme's reorganization value of $76,184 was based on a valuation performed by an independent firm using 10-year forecasted discounted cash flows and other economic measures. The value resulted in a greater value than the fair value of the tangible net assets. As such, the difference of $31,413 was recorded as Reorganization value in excess of amounts allocable to identifiable assets.

         The effect of the plan of reorganization and adoption of fresh-start reporting was as follows:



                                                            DEBT          EXCHANGE      FRESH
                                       PRECONFIRMATION    DISCHARGE       OF STOCK      START     REORGANIZED
                                      ------------------ ------------- ------------ ---------- ---------------

ASSETS
------

CURRENT ASSETS
   Cash and cash equivalents                    $36,163     $(27,902)      $    --      $  --          $8,261
   Accounts receivable, net                       1,380           --            --         --           1,380
   Prepaid expense and other current
    assets                                        6,964                                                 6,964
                                      ------------------ ------------- ------------ ---------- ---------------
     Total Current Assets                        44,507      (27,902)           --         --          16,605

Property, plant and equipment, net               25,369           --            --     (3,221)         22,148
Reorganization value in excess of
   amounts allocable to identifiable
   assets                                            --           --            --     31,413          31,413
Licenses                                          5,638           --            --         --           5,638
Other assets                                        380           --            --         --             380

                                      ------------------ ------------- ------------ ---------- ---------------
TOTAL ASSETS                                    $75,894     $(27,902)      $    --    $28,192         $76,184
                                      ================== ============= ============ ========== ===============

LIABILITIES AND STOCKHOLDERS'
----------------------------
EQUITY (DEFICIT)
----------------

CURRENT LIABILITIES
   Accounts payable                              $9,908      $(2,902)      $    --    $    --         $ 7,006
   Payroll and other benefits payable             2,243           --            --         --           2,243



                                                            DEBT          EXCHANGE      FRESH
                                       PRECONFIRMATION    DISCHARGE       OF STOCK      START     REORGANIZED
                                      ------------------ ------------- ------------ ---------- ---------------



   Accrued interest payable                      28,646      (26,196)           --         --           2,450
   Accrued liabilities and taxes
    payable                                       7,238           --            --         --           7,238
   Senior notes in default                      140,000     (140,000)           --         --              --
                                      ------------------ ------------- ------------ ---------- ---------------
     Total Current Liabilities                  188,035     (169,098)           --         --          18,937

12% Senior secured notes                             --       35,000            --         --          35,000
Deferred installation fees                          479           --            --         --             479

Minority Interest                                   (21)          --            --         21              --

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock                                     108           86           (94)        --             100
   Additional paid-in capital                    45,657       17,329            94    (41,412)         21,668
   Accumulated deficit                         (152,865)      88,781            --     64,084              --
   Cumulative Translation
     Adjustment                                  (5,499)          --            --      5,499              --
                                      ------------------ ------------- ------------ ---------- ---------------
     Total stockholders' equity
      (deficit)                                (112,599)     106,196            --     28,171          21,768
                                      ------------------ ------------- ------------ ---------- ---------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY
 (DEFICIT)                                      $75,894     $(27,902)  $        --    $28,192         $76,184
                                      ================== ============= ============ ========== ===============



         4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid Expenses and Other Current Assets is comprised of the following at December 31:

                                                                                     SUCCESSOR          SUCCESSOR
                                                                                        2000               2001
                                                                                  --------------        ----------

Prepaid Expenses.................................................................           $ 99              $105
Advances to suppliers............................................................            101               309
Other Current Assets.............................................................             25                33
                                                                                            ----              ----
                                                                                            $225              $447
                                                                                            ====              ====


         5.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is comprised of the following at December 31:

                                                                                     SUCCESSOR          SUCCESSOR
                                                                                        2000               2001
                                                                                  ---------------       ----------


Land.............................................................................            $855             $780
Building and leasehold improvements..............................................              67              158
Machinery and equipment..........................................................           7,751            8,364
Furniture and fixtures...........................................................             234              278
Installation costs...............................................................          13,893           13,239
                                                                                           ------           ------
                                                                                           22,800           22,819
Accumulated depreciation.........................................................          (3,651)         ( 9,154)
                                                                                          $19,149          $13,665


         In conjunction with fresh-start accounting, Property, Plant and Equipment were stated at their fair value at July 20, 2000 and, therefore, accumulated depreciation was reduced to zero at that time.

         Depreciation expense of $6,371 and $3,651 for the periods ended July 20, 2000 and December 31, 2000, respectively, and $5,503 for the period ended December 31, 2001 is recorded in the statement of operations.

         6.  LICENSES

         Licenses is comprised of the following at December 31:

                                                                                     SUCCESSOR          SUCCESSOR
                                                                                        2000               2001
                                                                                  --------------        ----------

Licenses.........................................................................         $5,647            $4,971
Accumulated Amortization.........................................................           (536)             (647)
                                                                                         --------           -------
                                                                                          $5,111            $4,324
                                                                                          =======           =======


         7.  ACCRUED LIABILITIES AND TAXES PAYABLE

         Accrued Liabilities and Taxes Payable as of December 31, 2000 and 2001 were comprised of:


                                                               SUCCESSOR           SUCCESSOR
         ACCRUED LIABILITIES:                                     2000                2001
         --------------------                               ---------------     ---------------

         Prepaid customer.............................           $ 628                $ 632
         Other accrued liabilities....................              27                   94
                                                            ---------------     ---------------
                                                                   655                  726

         TAXES PAYABLE:
         -------------

         COFINS.......................................             261                   69
         PIS..........................................             295                  208
         IRRF.........................................             488                1,010
         ICMS.........................................             175                1,419
         ISS..........................................              61                   90
         Other taxes..................................              --                   24
                                                            ---------------     ---------------
                                                                 1,280                2,820
                                                                 -----                -----
         TOTAL ACCRUED LIABILITIES AND TAXES PAYABLE            $1,935               $3,546
                                                                 =====                ======

         8.  12% SENIOR SECURED NOTES

         The 12% Senior Secured Notes ($44,045 and $39,200 outstanding at December 31, 2001 and 2000, respectively) are U.S. dollar denominated and are due on December 20, 2004. Interest payments are due on June 20 and December 20 of each year until maturity. Interest is payable in kind at the Company's option through its first four payment dates. The Company exercised its option at December 31, 2001 and issued additional notes for the $9,045 interest accrued to that date representing three of the four exempted payment dates. The 12% Senior Secured Notes are secured by all of the assets of the Company. In the event of a default on the 12% Senior Secured Notes, 25% of the lenders thereunder may declare the unpaid principle or, and any accrued interest on, all the 12% Senior Secured Notes to be due and payable immediately. In the event the Company becomes subject to a voluntary or involuntary insolvency proceeding, the 12% Senior Secured Notes become immediately due and payable.

         9.  CAPITAL


         At December 31, 2000 and 2001 there were no funds available for dividends.

         10.  INCOME TAXES

         Income taxes are provided based upon the tax laws and rates in Brazil. All income has been earned in Brazil and the Company is not subject to income tax in the Cayman Islands on income earned outside of Cayman Islands.

         The income taxes computed at Brazil's statutory rate are reconciled to income tax expense.





                                                                           PERIOD ENDED
                                                                           ------------
                                                           PREDECESSOR                  SUCCESSOR
                                                   --------------------------    -----------------------
                                                      DECEMBER 31,     JULY 20,      DECEMBER 31,    DECEMBER 31,
                                                         1999           2000            2000            2001
                                                    --------------   -----------     ------------    -----------
Income taxes (benefit) at
      Brazilian statutory rate (34%)..............       $(22,648)     $21,393        $(3,013)         $(6,922)
Other permanent differences,
      including effect of exchange variation
      on tax loss carryforward and sales of
      tax losses .................................          3,876        4,859          3,965           11,356
Non taxable forgiveness of debt...................             --      (30,185)            --               --
Effect of change in tax rate......................            667           --             --               --
Increase (decrease) in valuation allowance........         18,105        3,933           (952)          (4,434)
                                                          -------       ------         -------          -------
Tax expense.......................................       $     --      $    --             --          $    --
                                                          =======       ======        $=======          =======

         The Company has not recognized any future income tax benefit for its net operating loss carryforwards in excess of net deferred tax liabilities as it is not assured that it will be able to realize a benefit for such losses in the future. The net operating loss carryforwards amounted to $98,579 at December 31, 2001. Under Brazilian law, net operating losses may be carried forward for an unlimited period of time. Use of these losses, however, is restricted to 30% of taxable income in a tax period. Future realization of net operating loss carryforwards, if any, existing at the date of reorganization will be recorded as a reduction of "Reorganization value in excess of amounts allocable to identifiable assets" related to the reorganization, then to intangibles existing at the date of reorganization and then income tax expense.

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate effect of temporary differences as of December 31, 2000 and 2001 is as follows:



                                                                                PREDECESSOR     SUCCESSOR
                                                                                     2000          2001
                                                                                -----------     ----------
Deferred tax assets
   Net operating loss carryforwards...........................................     39,132           33,517
   Deferred installation fees.................................................        138               85
   Other......................................................................      3,398            2,780
                                                                               ----------            -----
                                                                                   42,668           36,382
   Valuation allowance........................................................    (39,927)         (35,483)
                                                                               ----------         --------
                                                                                    2,741              889

Deferred tax liabilities
   Fixed assets...............................................................     (2,741)            (889)
                                                                               ----------          -------

Net deferred tax assets.......................................................    $    --           $   --
                                                                                  =======           ======

         11.  TAX AND LABOR CONTINGENCIES

         The Company is party to certain legal proceedings arising in the normal course of business, and has made provisions when it believes that it can reasonably estimate probable losses. The Company believes that the provisions made are sufficient to cover probable losses and does not believe there is a reasonable possibility of any material losses in excess of the amounts provided.

         In connection with some of these proceedings, the Company has made judicial deposits which will only be released upon a favorable judgment. The position of such provisions for tax, labor claims and other litigations are as follows:



                                                             PREDECESSOR           SUCCESSOR           SUCCESSOR
                                                                 1999                2000                 2001
                                                            --------------      --------------      ----------

         Tax contingencies.........................              $4,675              $3,960               $4,709
         Other contingencies.......................               1,033               1,356                  587
                                                                -------           ---------              -------
                                                                 $5,708              $5,316               $5,296
                                                                =======            ========               ======


         Besides the matters described above, the Company is involved as a plaintiff or defendant in a variety of routine litigation incidental to the normal course of business. Management believes, based on the opinion of legal counsel, that it has adequate defenses or insurance protection with respect to such litigation and that any losses, therefrom, whether or not insured, would not have a material adverse effect on the consolidated results of operations or consolidated financial position of the Company.

         12.  COMMITMENTS

         The Company leases, under operating leases, office space and vehicles, and has entered into various transmission tower rental agreements.

         Rent expense amounted to approximately $2,527 in 1999, $847 and $677 for the periods ended July 20, 2000 and December 31, 2000, respectively, and $ 1,291 in 2001. A substantial number of these rental agreements are renewed on a continuous basis.

         Future minimum lease payments under noncancelable operating leases with initial term of one year or more consisted of the following at December 31, 2001:

             2002...........................................     $    503
             2003...........................................          282
             2004...........................................          233
             2005...........................................           28

         13.  RELATED PARTY TRANSACTIONS

         Through 1999, substantially all programming was supplied to the Company by a subsidiary of Tevecap S.A., a stockholder of the Company, pursuant to a programming contract. Amounts paid to such affiliate in 1999 were $7,643.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On February 5, 2001, the Company appointed Arthur Andersen LLP, as the independent public accountants to audit the Company's financial statements for the fiscal year ending December 31, 2001. Arthur Andersen replaces the Company's prior independent accountants, Ernst & Young LLP. The Company dismissed Ernst & Young on May 3, 2001. The Company's Board of Directors approved the appointment of Arthur Andersen and the dismissal of Ernst & Young.

         The reports of Ernst & Young on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2000 and 1999 did not contain any adverse opinion or a disclaimer of opinion. These reports were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years ended December 31, 2000 and 1999 and during the period between December 31, 2000 and May 3, 2001, there were no disagreements between Ernst & Young and the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the subject matter of the disagreements in connection with their reports. Furthermore, during the two most recent fiscal years ended December 31, 2000 and 1999 and during the period between December 31, 2000 and May 3, 2001, there were no "reportable events" as described in Paragraph 304(a)(1)(v) of Regulation S-K.

         During the two most recent fiscal years ended December 31, 2000 and 1999 and during the period between December 31, 2000 and May 3, 2001, neither the Company nor anyone on its behalf consulted Arthur Andersen regarding either
(i) the application of accounting principles to a specified transaction (either completed or proposed), or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or (ii) any matter that was either the subject of a disagreement (as described in Paragraph 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Paragraph 304(a)(1)(v) of Regulation S-K).

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information with respect to the persons who are members of the Board of Directors or are executive officers of the Company as of December, 2001.


                     NAME                                    AGE                              POSITION
                     ----                                    ---                              --------
Hermano Studart Lins de Albuquerque                           38                Chief Executive Officer, Secretary
                                                                                and Director
Carlos Andre Studart Lins de Albuquerque                      37                President, Chief Operating Officer,
                                                                                acting Chief Financial Officer and
                                                                                Director
Savio Pinheiro                                                48                Director
Steven A. Audi                                                34                Director
Luciano Puccini Medeiros                                      31                Director




         The business experience of each of the directors and executive officers of the Company during the last five years is as follows:

         HERMANO STUDART LINS DE ALBUQUERQUE, one of the co-founders of the Company, has served as Chief Executive Officer, Secretary and a director of the Company since its incorporation. Mr. Lins received a Master's degree in Artificial Intelligence from the University of Sussex, England and a Bachelor of Science degree in Electronic Engineering from the University of Brasilia. Mr. Lins was a member of the MMDS Regulation Commission, and is currently a member of C-INI, a committee inside ANATEL to support the development of Brazil's National Information Infrastructure. Mr. Lins is also Chairman of the Board of ITSA. Mr. Lins is the brother of Mr. Carlos Andre Studart Lins de Albuquerque.

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

         SAVIO PINHEIRO has been a director of the Company since July 2000. Mr. Pinheiro has been the President of SP Communications and President of the Consultative Council of ANATEL for more than the past five years.

         STEVEN A. AUDI has been a director of the Company since July 2000. Mr. Audi is Senior Vice President of Resurgence Asset Management, L.L.C. Mr. Audi joined Resurgence in 1997. Mr. Audi was formerly with Bear Stearns, from 1992 to 1995, as a Vice President and then Director of Risk Management and with Bankers Trust, from 1990 to 1992, as an Associate in the Global Markets division. Mr. Audi holds a B.S. in Economics from Ohio State University and a M.B.A. from the Wharton School at the University of Pennsylvania.

         LUCIANO PUCCINI MEDEIROS has been a director of the Company since July 2000. Mr. Medeiros received a Juris Doctor degree from Candido Mendes University Law School in 1993. Acting in the Mergers and Acquisitions, Privatizations, Securities Law, International Business Transactions and Banking fields, he practiced law for with Banco Pactual S.A. from 1992 until 1997, when he became an Associate at the Jones Day Reavis and Pogue Law Office. After working as an investment banker for Banco Pactual S.A. for one year, in 1999 he joined Barbosa, Mussnich & Aragao Law Office, where he is currently an Associate.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, certain officers and persons holding more than 10% of a registered class of the Company's equity securities to file reports of ownership and reports of changes in ownership with the United States Securities and Exchange Commission (the "Commission") and any exchange on which the Company's securities are traded. Directors, certain officers and greater than 10% stockholders are also required by Commission regulations to furnish the Company with copies of all such reports that they file. Based on the Company's review of copies of such forms provided to it, the Company believes that all filing requirements were complied with during the fiscal year ended December 31, 2001.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Company's Chief Executive Officer and the only other executive officer of the Company whose aggregate cash and cash equivalent compensation in 2001 exceeded $100,000 (collectively, the "Named Executive Officers"):


                                                  ANNUAL COMPENSATION
                                  -----------------------------------------------
                                                                      OTHER
                                                                      ANNUAL             ALL OTHER
     NAME AND POSITION       YEAR    SALARY ($)     BONUS ($)    COMPENSATION(1)    COMPENSATION ($)(2)
     -----------------       ----    ----------     ---------    ---------------    -------------------

Hermano Studart
   Lins de Albuquerque,....  2001      $203,000       $50,000     $    --               $6,500
   Chief Executive Officer   2000       203,000        50,000                            6,500
                             1999       203,000            --     $    --                6,500

Carlos Andre Studart
   Lins de Albuquerque,....  2001      $203,000       $50,000     $    --               $6,500
   President, Chief          2000       203,000        50,000     $    --                6,500
   Operating Officer and     1999       203,000            --     $    --                6,500
   acting Chief Financial
   Officer


---------------------

(1) No amounts have been reflected in this column for any Named Executive Officer because the aggregate value of perquisites and other personal benefits for each officer in the specified years was below the the lesser of $50,000 or 10% of the total of annual salary and bonus for such officer.

(2) Represents Company paid life insurance premiums. Does not include common stock issued to COMPEX HOLDINGS, a Cayman Islands corporation wholly-owned by the Company's management, in connection with the Company's reorganization. See Note 1 to the Company's consolidated financial statements.

STOCK OPTIONS

         All outstanding options were cancelled in connection with the plan of reorganization. No options or stock appreciation rights were granted or exercised by the Named Executive Officers during fiscal 2001.

EMPLOYMENT AGREEMENTS

         The Company has entered into employment agreements with each of Messrs. Hermano Lins and Carlos Andre Lins, pursuant to which Mr. Hermano Lins serves full time as Chief Executive Officer of the Company and Mr. Carlos Andre Lins serves full time as President and Chief Operating Officer of the Company. The minimum annual base salary under such agreements for each of Messrs. Lins is $203,000. In addition, each of Messrs. Lins is eligible to receive an annual bonus, in an amount to be determined by the Board, based on the achievement of certain criteria which shall be established each year by the Board. The bonus for any year shall be no less than 25 percent and no greater than 120 percent of the executive's salary for any year. Pursuant to each of Messrs. Lins' employment agreements, if the Company terminates the executive's employment for reasons other than "cause" (as defined therein), the Company is required to pay
(i) any compensation accrued and unpaid as of the date of such termination; (ii) the executive's base salary as in effect on the date of such termination, for a period of 18 months commencing on such date, in accordance with customary payroll procedures (provided, however, that the Company, in its discretion, may pay such salary in a lump sum); and (iii) any bonus that the executive would have earned in the year his employment is terminated, prorated as of the date of such termination.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock, as of March 15, 2002, by (i) each person known to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective stockholders of the Company.

                                                                       AMOUNT AND NATURE OF         PERCENTAGE
                                                                            BENEFICIAL                  OF
NAME AND ADDRESS (1)                                                        OWNERSHIP (2)           CLASS (2)
--------------------                                                     ------------------     -------------

Resurgence Asset Management, L.L.C., and related entities (3)
   10 New King Street
   First Floor
   White Plains, New York 10604.................................           3,400,914                   34.0%
COMPEX HOLDINGS (4)
   c/o Maples & Calder, Attorneys at Law
   Ugland House
   P.O. Box 309
   George Town
   Grand Cayman, Cayman Islands, British West Indies............           1,500,000                   15.0%
Various Singer Family Entities (5)
   25 Coligni Avenue
   New Rochelle, New York 10801.................................             848,313                    8.5%
Stephen Feinberg (6)
   450 Park Avenue
   28th Floor
   New York, New York 10022.....................................             572,001                    5.7%
Hermano Albuquerque (7).........................................             116,588                    1.2%



                                                                       AMOUNT AND NATURE OF         PERCENTAGE
                                                                            BENEFICIAL                  OF
NAME AND ADDRESS (1)                                                        OWNERSHIP (2)           CLASS (2)
--------------------                                                     ------------------     -------------

Carlos Andre Albuquerque (7)....................................             116,588                    1.2%
Savio Pinheiro..................................................                  --                    --
James B. Rubin (8)..............................................                  --                    --
Steven A. Audi (8)..............................................                  --                    --
Luciano Puccini Medeiros........................................                  --                    --
All executive officers and directors
  as a group (6 persons) (7)(8).................................             233,176                    2.3%


----------------------

(1) Unless otherwise indicated above, the address for each stockholder identified above is ITSA Ltd. c/o ITSA-Intercontinental
          Telecomunicacoes Ltda, SCS Quadra 07-Bl.A, Ed. Executive Tower, Sala 601, 70.307-901 Brasilia-DF, Brazil.

(2) Beneficial ownership is determined in accordance with the rules of the Commission. Except as indicated in the footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.

(3) Based on information contained in Schedule 13D filed jointly by Resurgence Asset Management, L.L.C., Resurgence Asset Management International, L.L.C., Re/Enterprise Asset Management, L.L.C., and certain of their related entities and affiliates (the "Resurgence Entities") on February 14, 2002. Resurgence Asset Management, L.L.C. has sole voting and dispositive power for 1,319,200 shares, Resurgence Asset Management International, L.L.C. has sole voting and dispositive power for 676,685 shares and Re/Enterprise Asset Management, L.L.C. has sole voting and dispositive power for 1,327,943 shares. The Resurgence Entities have, in the aggregate, sole voting and dispositive power for 3,400,914 shares. Steven A. Audi is Senior Vice President of Resurgence Asset Management, L.L.C. and James B. Rubin is Co-Chairman and Chief Investment Officer of Resurgence Asset Management, L.L.C. Resurgence Asset Management, L.L.C.

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

(6) Based on information contained in Schedule 13G filed by Stephen Feinberg on March 1, 2001. As of July 25, 2000, 269,143 shares were owned by Cerberus International, Ltd., a corporation organized under the laws of the Bahamas ("International"), and 131,429 shares were owned by Cerberus Institutional Partners, L.P., a limited partnership organized under the laws of Delaware ("Institutional"). In addition, as of such date, 171,429 shares were owned in the aggregate by certain private investment funds (collectively, the "Funds"). Stephen Feinberg possesses sole power to vote and direct the disposition of all shares of Common Stock owned by each of International, Institutional and the Funds.

(7)       Does not include shares owned by COMPEX HOLDINGS. See note 4 above.

(8) Does not include shares owned by Resurgence Asset Management, L.L.C., and related entities. See note 3 above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)      1.       FINANCIAL STATEMENTS.

         The financial statements are included in Part II, Item 8 of this Report.

         2. FINANCIAL STATEMENT SCHEDULES AND SUPPLEMENTARY INFORMATION REQUIRED TO BE SUBMITTED.

         All schedules have been omitted because they are inapplicable or the required information is shown in the consolidated financial statements or notes.

(B)      REPORTS ON FORM 8-K.

         No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 2001.

(C)      INDEX TO EXHIBITS.

         The following is a list of all Exhibits filed as part of this Report:

  EXHIBIT
   NUMBER                              DESCRIPTION OF DOCUMENT
  -------                              -----------------------

    *2.1        First Amended Disclosure Statement relating to the
                First Amended Plan of Reorganization, dated February 29, 2000, approved by the U.S. Bankruptcy Court for the District of Delaware on March 1, 2000 (incorporated by reference to Exhibit
                2.1 to TV Filme's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 0-28670 ("TV Filme's 1999 10-K").
    *2.2 First Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code, dated February 29, 2000 (incorporated by reference to Exhibit 2.2 to TV Filme's 1999 10-K).
    *2.3 Reorganization and Transfer Agreement, dated as of July 20, 2000, by and between TV Filme, Inc., a Delaware corporation, and ITSA Ltd., a Cayman Islands corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed on August 5, 2000, File No. 0-31247).
    *3.1(i) Memorandum of Association of ITSA Ltd. (incorporated herein by reference to Exhibit 3.1(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, File No. 0-31247 ("2000 10-K").
    *3.1(ii) Articles of Asssociation of ITSA Ltd. (incorporated herein by reference to Exhibit 3.1(ii) to the 2000 10-K).
    *4.1 Indenture, dated as of July 20, 2000, among ITSA-Intercontinental Telecomunicacoes Ltda., as issuer, the several Guarantors named therein, and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000, File No. 0-31247).
    *4.2 Supplement No. 1 to Indenture, dated as of December 18, 2000, among ITSA-Intercontinental Telecomunicacoes Ltda., as issuer, the several Guarantors named therein, and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.11 to the 2000 10-K).
    *4.3 Note, dated as of July 20, 2000, of ITSA-Intercontinental Telecomunicacoes Ltda. to Cede & Co. (incorporated herein by reference to Exhibit 4.12 to the 2000 10-K).

  EXHIBIT
   NUMBER                              DESCRIPTION OF DOCUMENT
  -------                              -----------------------

  **10.1 Employment Agreement, dated as of July 20, 2000, entered into by and among ITSA Ltd., ITSA Intercontinental Telecommunicacoes Ltda. and Mr. Hermano Studart Lins de Albuquerque.+
  **10.2 Employment Agreement, dated as of July 20,2000, entered into by and among ITSA Ltd., ITSA Intercontinental Telecommunicacoes Ltda.and Mr. Carlos Andre Studart Lins de Albuquerque.+
   *10.3 Restructuring Agreement, dated January 24, 2000 by and among TV Filme, Inc. and Specified Holders (incorporated herein by reference to Exhibit 10.11 to TV Filme's 1999 10-K).

   *10.4        Master  Security   Agreement  made  by  ITSA  Ltd.,  Filme  Sub,
                Inc.,   ITSA-Intercontinental Telecomunicacoes  Ltda.  and
                certain  subsidiaries  thereof  in favor  of HSBC  BANK  USA, as
                Collateral Agent, dated as of July 20, 2000 (incorporated
                herein by reference to Exhibit 10.10 to the 2000 10-K).
  **21          List of Subsidiaries of ITSA Ltd.
  **24          Powers of Attorney (Appears on signature page).
  **99          Letter to the Securities and Exchange Commission
                regarding conduct of audit by Arthur Andersen S.C.

------------
 + Management contract or compensatory plan or arrangement.
 * Incorporated herein by reference.
**  Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 16th day of April 2002.

                                  ITSA LTD.



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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 16th day of April 2002.


                              SIGNATURE                                         TITLE(S)
                              ---------                                         --------

            /s Hermano Studart Lins De Albuquerque                             Chief Executive Officer,
-----------------------------------------------------------------              Director and Chairman
                 Hermano Studart Lins de Albuquerque                           (Principal Executive Officer)



          /s Carlos Andre Studart Lins De Albuquerque                          President, Chief Operating Officer,
-----------------------------------------------------------------              acting Chief Financial Officer
              Carlos Andre Studart Lins de Albuquerque                         (Principal Financial and Accounting
                                                                               Officer) and Director


                      /s/ Savio Pinheiro                                       Director
-----------------------------------------------------------------
                           Savio Pinheiro


                      /s/ James B. Rubin                                       Director
-----------------------------------------------------------------
                           James B. Rubin


                      /s/ Steven A. Audi                                       Director
-----------------------------------------------------------------
                           Steven A. Audi


                 /s/ Luciano Puccini Medeiros                                  Director
-----------------------------------------------------------------
                      Luciano Puccini Medeiros




                                 EXHIBIT INDEX


  EXHIBIT
   NUMBER                                DESCRIPTION OF DOCUMENT
  -------                                -----------------------

    *2.1        First Amended Disclosure Statement relating to the
                First Amended Plan of Reorganization, dated February 29, 2000, approved by the U.S. Bankruptcy Court for the District of
                Delaware on March 1, 2000 (incorporated by reference to Exhibit
                2.1 to TV Filme's Annual Report on Form 10-K for the year ended
                December 31, 1999, File No. 0-28670 ("TV Filme's 1999 10-K").
    *2.2        First Amended Plan of Reorganization under Chapter 11
                of the Bankruptcy Code, dated February 29, 2000 (incorporated by reference to Exhibit 2.2 to TV Filme's 1999 10-K).
    *2.3        Reorganization  and Transfer  Agreement,  dated as of July 20,
                2000,  by and between TV Filme, Inc., a Delaware corporation, and ITSA Ltd., a Cayman Islands corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on
                Form 8-K,  filed on August 5, 2000, File No. 0-31247).
    *3.1(i)     Memorandum of Association of ITSA Ltd. (incorporated
                herein by reference to Exhibit 3.1(i) to the Company's Annual
                Report on Form 10-K for the year ended December 31, 2000, File
                No. 0--31247 ("2000 10-K").
    *3.1(ii)    Articles of Asssociation of ITSA Ltd. (incorporated  herein by reference to Exhibit 3.1(ii) to the 2000 10-K).
    *4.1        Indenture, dated as of July 20, 2000, among
                ITSA-Intercontinental Telecomunicacoes Ltda., as issuer, the several Guarantors named therein, and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the
                Company's Quarterly Report on Form 10-Q for the period ending
                June 30, 2000, File No. 0-31247)
    *4.2        Supplement No. 1 to  Indenture,  dated as of December  18, 2000, among  ITSA-Intercontinental Telecomunicacoes  Ltda., as issuer, the several  Guarantors named therein,  and The Bank of New
                York, as trustee (incorporated herein by reference to Exhibit
                4.11 to the 2000 10-K).
    *4.3        Note, dated as of July 20, 2000, of ITSA-Intercontinental
                Telecomunicacoes Ltda. to Cede & Co. (incorporated by reference to Exhibit 4.12 to the 2000 10-K).
  **10.1        Employment  Agreement,  dated as of July 20,  2000,  entered into by and among ITSA Ltd.,  ITSA Intercontinental
                Telecommunicacoes Ltda. and Mr. Hermano Studart Lins de
                Albuquerque.+
  **10.2        Employment Agreement, dated as of July 20, 2000, entered into by and among ITSA Ltd., ITSA Intercontinental Telecommunicacoes
                Ltda.and Mr. Carlos Andre Studart Lins de Albuquerque.+
   *10.3        Restructuring  Agreement,  dated  January 24, 2000 by and among
                TV Filme,  Inc.  and  Specified Holders (incorporated herein by reference to Exhibit 10.11 to TV Filme's 1999 10-K).
   *10.4        Master  Security   Agreement  made  by  ITSA  Ltd.,  Filme  Sub,
                Inc.,   ITSA-Intercontinental Telecomunicacoes  Ltda.  and
                certain  subsidiaries  thereof  in favor of HSBC  BANK  USA,  as
                Collateral Agent, dated as of July 20, 2000 (incorporated herein by reference to Exhibit 10.10 to the 2000 10-K).
  **21          List of Subsidiaries of ITSA Ltd.
  **24          Powers of Attorney (Appears on signature page).
  **99          Letter to the Securities and Exchange Commission
                regarding conduct of audit by Arthur Andersen S.C.

---------------
 + Management contract or compensatory plan or arrangement.
 * Incorporated herein by reference.
**  Filed herewith.