Form 10-Q
period 2002-03-31
ITSA LTD
filed 2002-05-15
CIK 1120796

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                   FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2002

                                        OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________to______________


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|Yes |_|No

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. |X|Yes |_| No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               CLASS                                    OUTSTANDING
               -----                                    -----------
         Ordinary Shares, par value $0.01               10,000,000 shares
         per share.                                     as of May 15, 2002

================================================================================

                                    ITSA LTD.



                                      INDEX

                                                                                                  PAGE NO.
                                                                                                  --------
PART I.       FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Consolidated Balance Sheets as of December 31, 2001 (Audited)
           and March 31, 2002 (Unaudited)........................................................        2

           Unaudited Consolidated Statements of Operations for the Three Months
           Ended  March 31, 2001 and March 31, 2002 .............................................        3

           Consolidated Statements of Changes in Stockholders' Deficit and Other
           Comprehensive Loss for the year ended December 31, 2001 (Audited)
           and the Three Months Ended March 31, 2002 (Unaudited).................................        4

           Unaudited Consolidated Statements of Cash Flows for the Three Months Ended
           March 31, 2001 and March 31, 2002.....................................................        5

           Notes to Unaudited Consolidated Financial Statements..................................        6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.............................................................       11

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk............................       16


PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings.....................................................................       17

ITEM 2.    Changes in Securities and Use of Proceeds.............................................       17

ITEM 3.    Defaults Upon Senior Securities.......................................................       17

ITEM 4.    Submission of Matters to a Vote of Security Holders...................................       17

ITEM 5.    Other Information.....................................................................       17

ITEM 6.    Exhibits and Reports on Form 8-K......................................................       17

SIGNATURES.......................................................................................       18

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS OF US DOLLARS)


                                                                                  AUDITED                    UNADITED
                                                                                  -------                    --------
                                                                            DECEMBER 31, 2001            MARCH 31, 2002
                                                                            -----------------            --------------
ASSETS
Current assets:
     Cash and cash equivalents..................................                 $       2,358             $      $2,880
     Trade accounts receivable, less allowance of $561 at
          December 31, 2001 and $589 at March 31, 2002..........                           589                       388
     Prepaid expenses and other current assets..................                           447                       503
                                                                                --------------           ---------------
          Total current assets..................................                         3,394                     3,771

Non-current assets:
     Recoverable taxes..........................................                         2,711                     2,834
     Judicial deposits..........................................                         1,259                     1,529
     Other assets...............................................                           985                       969

     Property, plant and equipment, net.........................                        13,665                    13,077
     Reorganization value in excess of amounts allocable to
         identifiable assets....................................                        20,161                    20,133
     Licenses...................................................                         4,324                     4,216
                                                                                --------------           ---------------
         Total non-current assets...............................                        43,105                    42,758
                                                                                --------------           ---------------
             Total assets.......................................                       $46,499                   $46,529
                                                                                ==============           ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable...........................................                  $      2,560            $        2,919
     Payroll and other benefits payable.........................                           699                       648
     Accrued interest payable...................................                           147                     1,468
     Accrued liabilities and taxes payable......................                         3,546                     4,055
                                                                                --------------           ---------------
         Total current liabilities..............................                         6,952                     9,090

Non-current liabilities:
     12% Senior Secured Notes...................................                        44,045                    44,045
     Deferred installation fees.................................                           251                       248
     Reserve for tax, labor proceedings and other
         contingencies..........................................                         5,296                     5,270
                                                                                --------------           ---------------
         Total non-current liabilities..........................                        49,592                    49,563

Stockholders' deficit:
     Common stock, $.01 par value,
         shares authorized - 20,000,000 at December 31, 2001
         and March 31, 2002; shares issued and outstanding -
         10,000,000 at December 31, 2001 and March 31, 2002.....                           100                       100
     Additional paid-in capital.................................                        24,938                    24,938
     Accumulated deficit........................................                       (32,490)                  (34,540)
     Cumulative other comprehensive loss........................                        (2,593)                   (2,622)
                                                                                --------------           ---------------
        Total stockholders' deficit.............................                       (10,045)                  (12,124)
                                                                                --------------           ---------------
        Total liabilities and stockholders' deficit.............                 $      46,499            $       46,529
                                                                                ==============           ===============

           See accompanying notes to the consolidated balance sheets.

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)



                                                                  THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------------
                                                                     2001               2002
                                                              -----------------------------------

    Revenues................................................. $         6,408     $        4,797
    Operating costs and expenses:
         System operating....................................           3,657              2,572
         Selling, general and administrative.................           4,323              1,996
         Depreciation and  amortization......................           2,668                988
                                                             ----------------    ---------------
            Total operating costs and expenses...............          10,648              5,556
                                                             ----------------    ---------------
            Operating loss...................................          (4,240)              (759)

    Other income (expense):
         Interest and other expense..........................          (1,258)            (1,387)
         Interest and other income...........................             174                151
         Foreign exchange loss...............................          (3,950)               (55)
                                                              ---------------     --------------
            Total other expense, net.........................          (5,034)            (1,291)
                                                              ---------------     --------------

                                                              ---------------     --------------
    Net loss.................................................  $       (9,274)     $      (2,050)
                                                              ===============     ==============
    Net loss per share.......................................  $        (0.93)     $       (0.21)
                                                              ===============     ==============

    Weighted average number of shares
      outstanding............................................      10,000,000         10,000,000




        See accompanying notes to the consolidated financial statements.

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                          AND OTHER COMPREHENSIVE LOSS

    FOR YEAR ENDED DECEMBER 31, 2001 (AUDITED) AND FOR THE THREE MONTHS ENDED
                           MARCH 31, 2002 (UNAUDITED)
                 (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)



                                                                                                 CUMULATIVE
                                         COMMON STOCK          ADDITIONAL                           OTHER
                                   --------------------------   PAID-IN       ACCUMULATED       COMPREHENSIVE
                                      SHARES      PAR VALUE     CAPITAL         DEFICIT         INCOME (LOSS)      TOTAL
                                      ------      ---------     -------       -----------       -------------      -----
BALANCE AT
   DECEMBER 31, 2000                10,000,000       $100       $24,938       $ (12,131)           $(1,819)      $11,088
Cumulative other comprehensive
   loss                                     --         --            --              --            $  (774)        $(774)
Net loss                                    --         --            --       $ (20,359)                --     $ (20,359)
                                                                                                              -----------
Comprehensive loss                                                                                             $ (21,133)
                                   --------------------------------------------------------------------------------------

BALANCE AT
   DECEMBER 31, 2001                10,000,000       $100       $24,938       $ (32,490)           $(2,593)    $ (10,045)
                                    ==========       ====       =======       =========           ========     =========

Cumulative other comprehensive
   loss                                     --         --            --              --            $   (29)    $     (29)
Net loss                                    --         --            --         $(2,050)                --     $  (2,050)
                                                                                                               ---------
Comprehensive loss                                                                                             $  (2,079)
                                  ---------------------------------------------------------------------------------------

BALANCE AT
   MARCH 31, 2002                   10,000,000       $100       $24,938       $ (34,540)           $(2,622)    $ (12,124)
                                    ==========       ====       =======       =========           ========     =========


         See accompanying notes to the consolidated financial statements

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (IN THOUSANDS OF US DOLLARS)
                                   (UNAUDITED)



                                                                      THREE MONTHS ENDED MARCH 31,
                                                               2001                            2002
                                                         ----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss...........................................  $             (9,274)              $             (2,050)
Adjustments to reconcile net loss to net cash
used in operating activities:
   Depreciation and amortization...................                 2,668                                988
   Provision for doubtful accounts.................                   508                                251
   Deferred installation fees......................                   (51)                                (3)
   Gain on disposal of property,  plant and
    equipment......................................                   (15)                                 -
   Foreign exchange loss...........................                 3,950                                 55
Changes in operating assets and liabilities:
   Accounts receivable.............................                  (654)                               (54)
   Prepaid expenses and other current assets.......                   918                               (179)
   Other assets....................................                   184                               (251)
   Accounts payable................................                   530                                369
   Payroll and other accrued benefits..............                   (79)                               (49)
   Accrued interest................................                 1,176                              1,311
   Accrued liabilities and taxes payable...........                  (379)                               407
   Sale of operating loss carryforwards............                   264                                  -
                                                         ----------------                  -----------------
Net cash provided by (used in) operating activities                  (254)                               795
                                                         ----------------                  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property, plant and equipment.......                  (903)                              (283)
   Sales of property, plant and equipment..........                   166                                  -
                                                         ----------------                  -----------------
   Net cash used in investing activities...........                  (737)                              (283)
                                                         ----------------                  -----------------

Effect of exchange rate changes on cash............                  (298)                                10
                                                         ----------------                  -----------------
Net increase (decrease) in cash and cash equivalents               (1,289)                               522

Cash and cash equivalents at beginning of period...  $              3,858              $               2,358
                                                         ----------------                  -----------------
Cash and cash equivalents at end of period.........  $              2,569              $               2,880
                                                         ================                  =================



SUPPLEMENTAL NONCASH FINANCING AND INVESTING
ACTIVITIES:
Accrued interest on loans refinanced                 $                  -              $               1,320


        See accompanying notes to the consolidated financial statements.

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (IN THOUSANDS OF US DOLLARS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

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

         As of July 21, 2000, the Company adopted fresh-start reporting (see
Note 3).

         Following financial difficulties in the years 1998 and 1999, TV Filme selected a financial advisor to assist in evaluating strategic alternatives for the restructuring of its long-term debt, represented by the 12-7/8% Senior Notes due 2004 (the "TV Filme Senior Notes"). On August 13, 1999, TV Filme reached an agreement in principle with a committee representing holders of TV Filme's Senior Notes. On January 26, 2000, TV Filme filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code, together with a pre-negotiated Plan of Reorganization and the Disclosure Statement relating to such Plan, with the U.S. Bankruptcy Court for the District of Delaware. The court approved the Disclosure Statement on March 1, 2000. Following approval of the Disclosure Statement, ballots respecting the Plan were circulated to those parties entitled to vote on the Plan, and the Plan was confirmed at a hearing by the court on April 10, 2000. Consummation of the Plan was completed on July 21, 2000, following approval of ANATEL (the Brazilian Telecommunications Agency) and the Central Bank of Brazil.

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

         Although the economic situation in Brazil has remained relatively stable in recent years, a return to higher levels of inflation and currency fluctuations could adversely affect the Company's operations. The devaluation of the Brazilian REAL in relation to the U.S. dollar has had significant effects on the Company's financial statements. The exchange rate of the Brazilian REAL ("R$") to the U.S. dollar was R$1.9554:US$1.00 at December 31, 2000 and R$2.3204:US$1.00 at December 31, 2001. At March 31, 2002, the exchange rate was R$2.3236:US$1.00.

         ITSA Ltd. (the parent company) has no material assets of its own other than the investment in its subsidiaries. All assets of the subsidiaries are restricted.

         The Company is dependent upon a single supplier of decoders to serve its operating markets. This supplier announced that it was planning to discontinue production of these decoders in the future and gave the Company a limited time in which to give additional orders for the manufacturing of this product. While the Company has a sufficient inventory of decoders to serve new subscribers based on the projections of future subscribers' activity, the technology used in the decoding process is proprietary and no other supplier currently could provide the Company with additional decoders should they become necessary. The Company is currently exploring alternatives, including the possibility of the supplier licensing its technology for production of such decoders in Brazil. If the Company encounters an interruption in the supply or limited availability of these decoders, it could have a material adverse effect on the Company's financial condition or results of operations, including current estimates on recoverability of long-lived assets being currently held and used by the Company.

         STOCKHOLDERS (DEFICIT)

         The Company's management is concentrating its efforts to address the Company's negative stockholders equity and negative working capital. To this end, the Company initiated and still continues to undertake a short-term action plan of reducing selling, general and administrative expenses. Further, the Company continues its efforts to restructuring its organization and downsizing its work force, renegotiating its supply contracts, and creating a Survey and Development Group to provide the Company with new services and products.

         FUTURE OPERATIONS AND LIQUIDITY

         The Company has incurred operating losses since inception and had a working capital and stockholders deficit at March 31, 2002. Operating losses are expected to continue in the future until such time as the Company is successful in securing a subscriber base capable of generating a significantly higher level of operating revenues.

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

         B.  BASIS OF PRESENTATION

         The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements.

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

         During June 2001, FASB issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16 (Opinion 16), "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for using the purchase method. In addition, SFAS 141 requires that intangible assets be recognized as assets apart from goodwill if they meet two criteria: the contractual-legal criterion or the separability criterion. To assist in identifying acquired intangible assets, SFAS 141 also provides a list of intangible assets that meet either of those criteria. In addition to the disclosure requirements prescribed in Opinion 16, SFAS 141 requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. SFAS 141 also requires that when the amounts of goodwill and intangible assets acquired are significant to the purchase price paid, disclosure of other information about those assets is provided, such as the amount of goodwill by reportable segment and the amount of the purchase price assigned to each major intangible asset class. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. SFAS 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company has evaluated the impact of the provisions of SFAS 141 to its consolidated financial position and results of operations, and at this time, believes that the possible impact of the adoption of this new accounting standard will be immaterial.

         During June 2001, FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion 17, Intangible Assets. SFAS 142 also amends FASB Statement No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of," to exclude from its scope goodwill and intangible assets that are not amortized. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company has commenced the process of evaluating the impact of the provisions of SFAS 142 to its consolidated financial position and results of operations, and at this time, is still determining the possible impact of the adoption of this new accounting standard. Nevertheless, the adoption of SFAS 142 already resulted in not recognizing amortization of US$575 for the quarter ended March 31, 2002, associated with the reorganization value in excess to amounts allocable to identifiable assets. The Company is still evaluating if the adoption of SFAS 142 impairment provisions will have a material impact on the consolidated financial position and results. Management expects to finalize its evaluation during the quarter ended June 30, 2002.

         During June 2001, FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS No. 143 basically requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Under SFAS 143, the liability for an asset retirement obligation is discounted and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. In addition, disclosure requirements contained in SFAS 143 will provide more information about asset retirement obligations. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with earlier application encouraged. The Company has evaluated the impact of the provisions of SFAS 143 to its financial statements and believes that the adoption of SFAS 143 will not have a material impact on the Company's financial position and results of operations.

         During August 2001, FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" but retains SFAS 121 fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 (APB 30), "Reporting the Results of Operations" for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or it is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company has commenced the process of evaluating the impact of the provisions of SFAS 144 to its consolidated financial position and results of operations, and at this time, believes that impact of the adoption of this new accounting standard will be immaterial.

2.       LONG-TERM DEBT

         The 12% Senior Secured Notes ($44,045 outstanding at March 31, 2002) are U.S. dollar denominated and are due on December 20, 2004. Interest payments are due on June 20 and December 20 of each year until maturity. Interest is payable in kind at the Company's option through its first four payment dates. The Company exercised its option at December 31, 2001 and issued additional notes for the $9,045 interest accrued to that date representing three of the four exempted payment dates. The 12% Senior Secured Notes are secured by all of the assets of the Company. In the event of a default on the 12% Senior Secured Notes, 25% or more of the lenders thereunder may declare the unpaid principal or, and any accrued interest on, all the 12% Senior Secured Notes to be due and payable immediately. In the event the Company becomes subject to a voluntary or involuntary insolvency proceeding, the 12% Senior Secured Notes become immediately due and payable.

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

         The effect of the plan of reorganization and adoption of fresh-start reporting was as follows:

                                                             DEBT       EXCHANGE      FRESH
                                       PRECONFIRMATION     DISCHARGE    OF STOCK      START     REORGANIZED
                                      ------------------  ------------ ------------ ---------- ---------------

ASSETS
------
Current Assets:
   Cash and cash equivalents          $     36,163        $  (27,902)   $       --   $       --   $  8,261
   Accounts receivable, net                  1,380                --            --           --      1,380
   Prepaid expense and other current
    assets                                   6,964                                                   6,964
                                      ------------        ----------    ----------   ----------   --------
     Total current assets                   44,507           (27,902)           --           --     16,605

Property, plant and equipment               25,369                --            --       (3,221)    22,148
Reorganization value in excess of
   amounts allocable to identifiable
   assets                                       --                --            --       31,413     31,413
Licenses                                     5,638                --            --           --      5,638
Other assets                                   380                --            --           --        380
                                      ------------        ----------    ----------   ----------   --------
TOTAL ASSETS                          $     75,894        $  (27,902)   $       --   $   28,192   $ 76,184
                                      ============        ==========    ==========   ==========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable                   $      9,908        $   (2,902)   $       --   $       --   $  7,006
   Payroll and other accrued benefits        2,243                --            --           --      2,243
   Accrued interest                         28,646           (26,196)           --           --      2,450
   Accrued liabilities and taxes
    payable                                  7,238                --            --           --      7,238
   Senior notes in default                 140,000          (140,000)           --           --         --
                                      ------------        ----------     ---------    ---------   --------
     Total current liabilities             188,035          (169,098)           --           --     18,937

12% Senior Secured Notes                        --            35,000            --           --     35,000
Deferred installation fees                     479                --            --           --        479

Minority interest                              (21)               --            --           21         --

Stockholders' equity (deficit):
   Common stock                                108                86           (94)          --        100
   Additional paid-in capital               45,657            17,329            94      (41,412)    21,668
   Accumulated deficit                    (152,865)           88,781            --       64,084         --
Cumulative translation adjustment           (5,499)               --            --        5,499         --
                                      ------------        ----------     ---------   ----------   --------
     Total stockholders' equity
      (deficit)                           (112,599)          106,196            --       28,171     21,768


                                     -------------        ----------    ----------   ----------   --------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                   $      75,894        $  (27,902)   $       --    $  28,192   $ 76,184
                                     =============        ==========    ==========    ==========  ========

At December 31, 2001 and March 31, 2002, the unamortized balance on the reorganization value in excess of amounts allocable to identifiable assets amounted to US$20,133 and US$20,161, respectively.

Until December 31, 2001, the reorganization value in excess of amounts allocable to identifiable assets was being amortized over 10 years. In accordance with the provisions of SFAS 142, this intangible asset falls within the definition of an intangible asset with indefinite life. According to the provisions of SFAS 142, amortization of this intangible was discontinued on January 1, 2002, and it is currently being evaluated for impairment according to the provisions of such accounting standard.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.
         -------------------------------------------------
         Statements in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include: statements regarding the Company's expansion plans, the start-up of certain operations and trends affecting the Company's financial condition and results of operations, including the Company's ability to meet future cash requirements. All forward-looking statements in this Report are based on information available to the Company as of the date this Report is filed with the Securities and Exchange Commission, and the Company assumes no obligation to update any such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth below under "Certain Factors Which May Affect the Company's Future Results.


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

         The following table is included solely for use in comparative analysis of results of operations, and to complement management's discussions and analysis:


                                                         SUCCESSOR                             SUCCESSOR
                                                THREE MONTHS ENDED MARCH 31,          THREE MONTHS ENDED MARCH 31,
                                             -----------------------------------   -----------------------------------
                                                                       % OF                                   % OF
                                                         2001        REVENUE                    2002         REVENUE
                                             -------------------------------------------------------------------------
                                               (IN THOUSANDS OF US DOLLARS, EXCEPT SUBSCRIBER, PER SHARE AND SHARE
                                                                              DATA)
Revenues                                       $        6,408            100%         $        4,797            100%
Operating costs and expenses:
     System operating                                   3,657             57%                  2,572             54%
     Selling, general and administrative                4,323             67%                  1,996             42%
     Depreciation and amortization                      2,668             42%                    988             21%
                                               --------------     -----------         --------------     -----------
         Total operating costs and  expenses           10,648            166%                  5,556            116%
                                               --------------     -----------         --------------     -----------
         Operating loss                                (4,240)           (66%)                  (759)           (16%)

Other income (expense):
     Interest and other expense                        (1,258)           (20%)                (1,387)           (29%)
     Interest and other income                            174              3%                    151              3%
                                               --------------     -----------         --------------     -----------
     Interest income (expense), net                    (1,084)           (17%)                (1,236)           (26%)

     Foreign exchange gain (loss)                      (3,950)           (62%)                   (55)            (1%)
                                               --------------     -----------         --------------     -----------
         Total other income (expense)                  (5,034)           (79%)                (1,291)           (27%)
                                               --------------     -----------         --------------     -----------

         NET LOSS                              $       (9,274)          (145%)         $      (2,050)           (43%)
                                               ==============     ===========          =============     ===========


Net loss per share                             $        (0.93)                         $       (0.21)
                                               ==============                         ==============
Weighted average shares
   outstanding                                         10,000                                 10,000
                                               ==============                         ==============

Other Data:
     EBITDA (a)                                $       (1,572)                         $         230
                                               ==============                         ==============

     Number of subscribers at end of period            82,630                                 66,492
                                               ==============                         ==============

     Exchange rate (R $: US $) at end of             2.1616:1                               2.3236:1
       period                                  ==============                         ==============

-----------------
(a) EBITDA is defined as operating loss plus depreciation and amortization. While EBITDA should not be construed as a substitute for operating loss or a better measure of liquidity than cash flow from operating activities, which are determined in accordance with U.S. GAAP, it is included herein to provide additional information regarding the ability of the Company to meet its capital expenditures, working capital requirements and debt service. EBITDA, however, is not necessarily a measure of the Company's ability to fund its cash needs.

         REVENUES. The Company's revenues for three months ended March 31, 2002 decreased by 25% compared to the three months ended March 31, 2001, primarily due to a decrease in the average number of subscribers.

         SYSTEM OPERATING EXPENSES. For the three months ended March 31, 2002, system operating expenses decreased by 30% compared to the three months ended March 31, 2001, primarily due to a reduction of the Company<180>s costs (Payroll and Benefits, programming costs, vehicle rentals) resulting from the decrease in the average number of subscribers.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended March 31, 2002, selling, general and administrative expenses ("SG&A") decreased by 54% compared to the three months ended March 31, 2001, primarily due to the reorganization of the Company's internal structure, which consisted of a reduction in the number of employees and in other administrative expenses.

         DEPRECIATION AND AMORTIZATION. For the three months ended March 31, 2002, depreciation and amortization decreased by 63% compared to the three months ended March 31, 2001, primarily due to assets becoming fully depreciated and the Reorganization value in excess of amounts allocable to identifiable assets will not be amortized of the to year 2002 in accordance with FAS 142.

         INTEREST EXPENSE. For the three months ended March 31, 2002, interest expense increased by 10% compared to the three months ended March 31, 2001, primarily due to a increase in liability position which was $39,200 and $44,045 in the mentioned periods.

         INTEREST INCOME. For the three months ended March 31, 2002, interest income decreased by 13% compared to the three months ended March 31, 2001, primarily due to a decrease in average cash balances between the two periods.

         FOREIGN EXCHANGE LOSS. For the three months ended March 31, 2002, foreign exchange loss expense decreased by 99% compared to the three months ended March 31, 2001, due to the appreciation of the REAL against the U.S. Dollar during the first quarter of 2002. For the first quarter of 2001, the REAL suffered a devaluation against the U.S. Dollar.

         NET LOSS. For the three months ended March 31, 2002, net loss decreased by 78% compared to the three months ended March 31, 2001, primarily due to the reorganization of the Company's internal structure, which consisted of a reduction in the number of employees, administrative and system operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

         The telecommunications business is capital intensive. In previous years, the Company made a substantial amount of import purchases of equipment with the use of letters of credit provided by banks in Brazil. As of March 31, 2002, the Company had no amounts outstanding under letters of credit. While the Company believes that additional vendor financing may be available, the Company currently has no lines of credit or other credit facilities available. Although the Company is in negotiations to obtain a line of credit, there can be no assurance that the Company will be successful in such negotiations or that any such line of credit will be on terms favorable to the Company. Net cash provided by operating activities for the three months ended March 31, 2002 was $0.8 million.

         The Company's Common Stock is currently tradable in the over-the-counter market and is listed on the OTC Bulletin Board. The effects of shares trading in the over-the-counter market, as opposed and to being listed on a National Exchange, include, without limitation, the limited release of market prices of the Common Stock, limited news coverage of the Company, and restriction of investors' interest in the Company, and may have a significant adverse effect on the trading market and prices for the Common Stock, thereby affecting the Company's ability to issue additional securities or secure additional financing. In addition, because the Common Stock is deemed penny stock under the Securities Enforcement Penny Stock Reform Act of 1990, additional disclosure is required in connection with trading in the Common Stock, including delivery of a disclosure schedule explaining the nature and risk of the penny stock market. Such requirements could limit the liquidity of the Common Stock.

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

         The Company made capital expenditures of approximately $0.3 million during the three months ended March 31, 2002. These capital expenditures were financed with available cash.

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

         In order to improve its operating results in the current difficult economic environment, the Company has reduced its work force in the first quarter of 2002, which the Company expects will result in considerable savings in labor expenses.

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

         The Company's financial statements reflect foreign exchange gains and losses associated with monetary assets and liabilities denominated in currencies other than the REAL. As a result, the devaluation of the REAL against the U.S. dollar has caused, and is expected to cause, for the foreseeable future, the Company to record a loss associated with its U.S. dollar monetary liabilities and a gain associated with its U.S. dollar monetary assets. Given that the Company has a net U.S. dollar monetary liability position, the net effect of the devaluation of the REAL against the U.S. dollar is to generate losses in the Company's financial statements. In order to protect against a possible further devaluation of the REAL, the Company may from time to time enter into certain derivative foreign exchange contracts. As of and for the year and the quarter ended December 31, 2001 and March 31, 2002, respectively, the Company did not have any derivative instruments outstanding.


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

         GOVERNMENT RESTRICTIONS ON THE CONVERSION AND REMITTANCE OF FUNDS ABROAD COULD HINDER THE COMPANY'S ABILITY TO OPERATE ITS BUSINESS. The Brazilian government has the authority to restrict the transfer of funds abroad. If the Brazilian government were to exercise this power, as it has done in the past, the Company's subsidiaries could be prevented from purchasing equipment required to be paid for in U.S. dollars and from transferring funds to the Company, which are required in order for the Company to make scheduled interest payments on its outstanding 12% Senior Secured Notes. Either of these events could have a material adverse impact on the Company's business, operating results and financial condition.

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

         In February 2000, the Company's only supplier of decoders (General Instruments, which has been acquired by Motorola) in its four operating markets announced that it was planning to discontinue production for this product in the future, and gave the Company a limited time in which to give additional orders for the manufacturing of this product. While the Company has a substantial inventory of decoders available for use for new subscribers, the technology used in the decoding process is proprietary and no other supplier currently could provide the Company with additional decoders should they become necessary. Discussions between the Company, Motorola and several other operators in Brazil have raised the possibility of Motorola licensing its technology for production of the decoders in Brazil. The Company and other operators in Brazil continue to negotiate this matter with Motorola. It is unclear if Motorola will license its proprietary decoding technology to any other manufacturer or if it will continue to manufacture the decoders. If Motorola does not continue production of this decoder, or permit any other manufacturer to do so, and if the Company requires additional decoders for subscriber use, it could have a material adverse effect on the Company's results of operations and financial condition.



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

         In addition to the Company's $44 million debt outstanding, the Company is subject to the payment of the interest on such debt, which is also dollar-denominated. Assuming the Company exercises its option of capitalizing the interest portion due on June 20, 2002, the Company expects total interest to be paid in 2002 will be approximately $2.8 million.

         Although the Company's reporting currency is the U.S. dollar, the cash flow required to service its indebtedness is generated in REAIS. Using the year end 2001 exchange rate (R$ 2.3204 per US$ 1.00), the cash flow in REAIS to pay interest ($2.8 million) due in 2002 would be R$6.5 million. A devaluation of the REAL to R$2.80 per U.S. dollar would require cash flow of R$7.8 million to pay the interest ($2.8 million). If the REAL devalued to R$3.00 per U.S. dollar, the cash flow in REAIS to pay the interest due in 2002 would be R$8.4 million.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
         -----------------

         No significant legal proceedings in which the Company or any of its subsidiaries is a party, or of which any of their property is subject, are currently pending, nor have any such proceedings been terminated during the first quarter of 2002.

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

DATED:   May 15, 2002

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