Form 10-K/A
period 2001-12-31
ITSA LTD
filed 2003-02-21
CIK 1120796

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

           CAYMAN ISLANDS                                      NOT APPLICABLE
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

               C/O ITSA - INTERCONTINENTAL TELECOMUNICACOES LTDA.
                               SCS, QUADRA 07-BL.A
                        ED. TORRE PATIO BRASIL, SALA 601
                            70.307-901 BRASILIA - DF
                                     BRAZIL
          (Address of Principal Executive Offices, Including Zip Code)

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

     As of March 29, 2002, 10,000,000 shares of the registrant's Ordinary Shares, $0.01 par value, were outstanding.

     DOCUMENTS INCORPORATED BY REFERENCE:  None.

================================================================================

                                TABLE OF CONTENTS



PART I   ......................................................................1
Item 1.  Business..............................................................1

         Background............................................................1
         Company Overview......................................................2
         Brazilian Pay Television Industry.....................................3
         Brazilian Broadband Market............................................3
         Operating Systems and the Company's Markets...........................3
         New Markets...........................................................5
         Mais TV Operating Model...............................................5
         Programming...........................................................6
         High Speed Internet Access and Data Communications Services...........7
         Operations............................................................7
         Employees.............................................................8
         Facilities and Equipment..............................................8
         Competition...........................................................9
         Regulatory Environment................................................9

Item 2.  Properties...........................................................11

Item 3.  Legal Proceedings....................................................11

Item 4.  Submission of Matters to a Vote of Security Holders..................11

PART II  .....................................................................12
Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters............................................................12

Item 6.  Selected Financial Data..............................................13

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................17

         Overview.............................................................17
         General  ............................................................18
         Results of Operations................................................19
         Liquidity and Capital Resources......................................24
         Inflation and Exchange Rates.........................................26
         Recent Economic Events...............................................26
         Critical Accounting Policies.........................................26
         New Accounting Pronouncements........................................28

         Certain Factors Which May Affect the Company's Future Results........30

Item 7A. Quantitative and Qualitative Disclosures about Market Risk...........32

Item 8.  Financial Statements and Supplementary Data..........................34

Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................53

PART III .....................................................................54
Item 10. Directors and Executive Officers of the Registrant...................54

         Section 16(a) Beneficial Ownership Reporting Compliance..............54

Item 11. Executive Compensation...............................................55

         Summary Compensation Table...........................................55
         Stock Options........................................................55
         Employment Agreements................................................55

Item 12. Security Ownership of Certain Beneficial Owners and Management.......56

Item 13. Certain Relationships and Related Transactions.......................57

PART IV  .....................................................................57
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....57

            CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS


         STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K/A THAT ARE NOT PURELY HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING THE COMPANY'S (AS HEREINAFTER DEFINED) EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. FORWARD-LOOKING STATEMENTS INCLUDE STATEMENTS REGARDING THE COMPANY'S EXPANSION PLANS, THE IMPACT OF COMPETITION, THE START-UP OF CERTAIN OPERATIONS AND TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION AND RESULTS OF OPERATIONS, INCLUDING THE COMPANY'S ABILITY TO MEET FUTURE CASH REQUIREMENTS. ALL FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE BASED ON INFORMATION AVAILABLE TO THE COMPANY AS OF THE DATE OF THIS REPORT, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS, EXCEPT AS REQUIRED BY LAW. ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO, THE FACTORS SET FORTH IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CERTAIN FACTORS WHICH MAY AFFECT THE COMPANY'S FUTURE RESULTS."


                                     PART I

ITEM 1.  BUSINESS
         --------

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

         On August 13, 1999, TV Filme reached an agreement in principle with a committee representing the holders of the TV Filme Senior Notes. This agreement was effected pursuant to a pre-arranged plan of reorganization, which received court approval under Chapter 11 of the U.S. Bankruptcy Code on April 10, 2000. Effectuation of the plan was completed on July 21, 2000, following support from ANATEL (the Brazilian Telecommunications Agency) and the Central Bank of Brazil. In accordance with the terms of the plan of reorganization, the TV Filme Senior Note holders received a $25 million cash payment and their existing notes were converted into (i) secured notes in the aggregate principal amount of $35 million, due 2004, at an interest rate of 12% per annum (interest payable-in-kind at the Company's option through its first four interest payments) (the "12% Senior Secured Notes"), and (ii) 80% of the new common equity of the reorganized company. Current management received 15% of the new common equity, and the existing common stockholders of TV Filme received 5% of the new common equity of the reorganized company. All outstanding stock options were cancelled. ITSA Ltd. (the reorganized company) is a Cayman Islands holding company and is the successor issuer to TV Filme, Inc. pursuant to Rule 12g-3 under the Securities Exchange Act. The 12% Senior Secured Notes were issued by ITSA-Intercontinental Telecommunicacoes Ltda., a wholly-owned subsidiary of the Company. On March 18, 2002, the U.S. Bankruptcy Court for the District of Delaware closed the Chapter 11 bankruptcy case involving TV Filme.

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

         The Company holds licenses covering the frequency bands from 2,170 to 2,182 MHz and from 2,500 to 2,686 MHz. Currently, with a total of 198 MHz of spectrum available in each market, the Company is able to offer a wide range of two-way advanced communication services, including high-speed data services and high-speed Internet, to both the residential and the corporate markets. The Company also owns additional specific licenses, which allow the offering of voice and VPN (Virtual Private Network) corporate services. Currently, the Company owns and operates its own NOC (Network Operating Center), which is located in its headquarters in Brasilia.

         Additionally, the Company owns and maintains its proprietary SMS (Subscriber Management System) called Mythos, which was developed in-house and customized to Brazilian needs and standards. This advanced software package allows the Company to have full control of every aspect of its businesses, from marketing to sales, customer service, technical support, inventory control and billing. The Company believes that the ability to control and customize the SMS is a key point in quickly offering reliable services to the market.

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

         Brazilian television viewers prefer Portuguese language programming, including movies, sports and "novelas" (soap operas). The second language of many Brazilians is English. U.S. culture generally, and U.S. films, shows and sports in particular, are popular with Brazilians. Programming content for pay television systems in Brazil is offered by the Globo Organization, independent providers and by Neo-TV, an association formed to help operators negotiate and purchase programming. In general, much of the Brazilian programming transmitted by pay television systems, such as HBO Brazil, ESPN International and MTV Latino, is based on formats found in the U.S. In addition, there are channels that include programs directly from the U.S., such as Warner and Sony, as well as channels from Europe and other countries in Latin America.

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

         Reported estimates indicate that there are approximately 14,000,000 Internet users in Brazil and 300,000 subscribers have access to high-speed Internet services. DSL technology represents 65% of this market, cable modem 28% and other kinds of access 7%.

OPERATING SYSTEMS AND THE COMPANY'S MARKETS

         The table below provides information regarding the Company's markets as of December 31, 2001:


                                      ESTIMATED           ESTIMATED           ESTIMATED              FULL
                                        TOTAL               TOTAL                LOS                LAUNCH
                                    POPULATION (1)      HOUSEHOLDS (1)      HOUSEHOLDS (2)           DATE
                                   -----------------  -------------------  -----------------   ------------------

OPERATING MARKETS:
Brasilia.........................         2,177,504              514,776            453,000      Feb. 1994 (3)
Belem............................         1,771,417              440,651            370,000      Feb. 1995
Goiania..........................         1,605,396              397,080            297,000      Jan. 1995
Campina Grande...................           523,854               99,592             80,000      May 1999
                                   -----------------  -------------------  -----------------
Total in Operating Markets.......         6,078,171            1,452,099          1,200,000
                                   =================  ===================  =================
New Markets (4)..................         7,127,553            1,765,176          1,412,000
                                   =================  ===================  =================


------------

(1) Represents the Company's estimate of the population and the total number of households within the greater metropolitan areas of each of its markets. The Company's estimates for Brasilia, Goiania, Belem and Campina Grande are based on data from the 2000 Census conducted by the Brazilian Institute of Geography and Statistics (IBGE) as adjusted to reflect estimated total household growth. Includes potential households that will receive the signal through the use of repeaters.

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

         BRASILIA SYSTEM. Brasilia, the capital of Brazil, had an estimated greater metropolitan population of approximately 2.2 million as of December 31, 2001. Brasilia, which is located in the interior of Brazil, was established in the early 1960's as a planned city when the capital of Brazil was moved from Rio de Janeiro. Brasilia's generally flat topography is advantageous for wireless technologies. In addition, Brasilia's zoning provisions favor wireless technology by requiring that residential buildings be of a similar height and located together. The Company's current 35-kilometer coverage territory encompasses approximately 514,000 households that the Company believes can be served by LOS transmission.

         The Brasilia System, launched in 1990 with one channel, increased to three channels in July 1992, to four channels in September 1992, to eight channels in February 1994, to 16 wireless cable channels in November 1994 and to 24 wireless cable channels by the end of 1997. The Brasilia System transmits at 50 watts of power per channel from a transmission tower that is 300 feet above average terrain. The main competitors in the pay television area in the city of Brasilia are NET Brasilia, a hardwire cable operator and affiliate of the Globo Organization, as well as DirecTV and Sky, each of which are DTH operators. The Company believes that, at December 31, 2001, it was the largest pay television provider in Brasilia based on the total number of subscribers.

         In December 1997, the Company began providing high speed Internet access, under the brand name of LinkExpress, to its customers in Brasilia. This service, which uses wireless cable modems for delivery of access at much higher speeds than conventional phone line access to subscribers, is believed to be the first marketed use of cable modem technology in Brazil. In the first years of operation, LinkExpress offered high-speed Internet access services with a phone-return. In this system, data were transmitted to the customers using the wireless technology, while requests from subscribers to the network were performed with the use of phone-lines. In the third quarter of 2000, ANATEL approved and awarded additional spectrum to the Company in the frequency band of 2,170 to 2,182 MHz. With the additional spectrum, the Company was able to offer LinkExpress in a two-way platform. In this new system, customers transmit and receive data signals through the wireless platform, without the use of the telephone. The main competitor in the area of high-speed Internet service in Brasilia is Brasil Telecom, the telephone operator in the city. See "- High Speed Internet Access and Data Communications Services."

         BELEM SYSTEM. Belem, with an estimated greater metropolitan population of approximately 1.8 million as of December 31, 2001, lies at the mouth of the Amazon River and is a major trading port for the rich natural resources of the Amazon rain forest. The Company launched service in Belem in February 1995. Although the city is relatively flat, trees block wireless cable transmission in Belem more often than they do in Brasilia and Goiania and thus, the Belem System requires increased utilization of signal repeaters. The Belem System reaches the greater Belem area, including the cities of Mosqueiro, Ananindeua, Icoaraci and Marituba and the islands of Outeiro and Barcarena. The Company's current 30-kilometer coverage territory encompasses approximately 370,000 households that the Company believes can be served by LOS transmission.

         The Belem System transmits at 50 watts of power per channel from a transmission tower that is 300 feet above average terrain. The main competitors in the pay television area in Belem are ORM Cabo, an independent hardwire cable operator, as well as DirecTV and Sky. The Company does not currently offer high-speed Internet service in the city of Belem.

         GOIANIA SYSTEM. Goiania, with an estimated metropolitan population of approximately 1.6 million as of December 31, 2001, is located approximately 100 miles southwest of Brasilia. Goiania is the capital of the state of Goias, and, like Brasilia, its topography is favorable to LOS transmission because the city is relatively flat. The Company launched service in Goiania in January 1995. The Company's current 30-kilometer coverage territory encompasses approximately 297,000 households that the Company believes can be served by LOS transmission.

         The Goiania System transmits at 50 watts of power per channel from a transmission tower that is 350 feet above average terrain. The main competitors in the pay television area in the city of Goiania are NET Goiania, a hardwire cable operator and affiliate of the Globo Organization, as well as DirecTV and Sky. The Company believes that, at December 31, 2001, it was the second largest pay television provider in Goiania based on total number of subscribers. The Company does not currently offer high-speed Internet service in the city of Goiania.

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

         Beginning in October 1997, the Company also began producing its own programming guide, called "Mais TV News," which it distributes at no charge to its subscribers. The Company believes that its guide is an important marketing tool and provides an efficient way for the Company to interact with its customers.

         The Company's channel offerings as of December 31, 2001 are as follows:


  CHANNEL                                    DESCRIPTION
  -------                                    -----------
   HBO Brazil                                Brazilian Version of HBO
   HBO Brazil 2                              HBO Brazil with a six hour time delay
   ESPN Brazil                               Brazilian Version of ESPN
   Eurochannel                               Package of programming from free TV in Europe
   Mundo                                     Variety channel
   Band News                                 Brazilian 24 hour news channel
   MTV Brazil                                Brazilian version of MTV
   RTPi *                                    Radio and Television Portugal, a free broadcast channel from Portugal
   CNN International                         International Version of CNN
   TNT                                       Brazilian version of TNT
   Cartoon Network                           Cartoon Network produced in the U. S.
   Fox                                       General entertainment
   Discovery Channel                         Brazilian version of Discovery Channel
   PSN                                       Premium Sports channel
   ESPN International                        International version of ESPN
   Warner                                    Warner channel produced in the U.S.
   Cinemax Prime                             Films and special programming
   Sony                                      Sony channel produced in the U.S.
   Nickelodeon *                             Children's channel
   Discovery Kids                            Children's version of Discovery
   People and Arts / Travel Channel *        Tourism, biography and art channel
   Redevida                                  Catholic programming
   Cinemax                                   Films and special programming
   Hallmark                                  Films and special programming
   Fox Kids                                  Children's version of Fox
   AXN                                       Brazilian version of AXN
   Canal Adulto *                            Adult programming
   Genesis*                                  Evangelical programming
   Local                                     Local programming
   Globo                                     Local off-air channel (where available)
   SBT                                       Local off-air channel (where available)
   Bandeirantes                              Local off-air channel (where available)
   Record                                    Local off-air channel (where available)
   Nacional                                  Local off-air channel (where available)
   Rede TV!                                  Local off-air channel (where available)
   Cultura                                   Local off-air channel (where available)



  CHANNEL                                    DESCRIPTION
  -------                                    -----------
   Apoio                                     Local off-air channel (where available)


------------
*        Offered where available.

HIGH SPEED INTERNET ACCESS AND DATA COMMUNICATIONS SERVICES

         In December 1997, the Company began providing Internet access services, under the brand name LinkExpress, to its customers in Brasilia. This service, which uses wireless cable modems for delivery of access at greatly increased speeds to subscribers, is believed to be the first marketed use of cable modem technology in Brazil. In the first years of operation, LinkExpress offered high-speed Internet access services with a phone-return. In this system, data were transmitted to the customers using the wireless technology, while requests from subscribers to the network were performed with the use of phone-lines. In the third quarter of 2000, ANATEL approved and awarded additional spectrum to the Company, in the frequency band of 2,170 to 2,182 MHz. With the additional spectrum, the Company was able to offer LinkExpress in a two-way platform. In this new system, customers transmit and receive data signals through the wireless platform, without the use of the telephone. Currently, with a total of 198 MHz of spectrum available in each market, the Company is able to offer a wide range of two-way advanced communication services, including high-speed data services and high-speed Internet, both to the residential and the corporate markets. The Company also owns additional specific licenses, which allow the offering of voice and VPN (Virtual Private Network) corporate services. Currently, the Company owns and operates its own NOC (Network Operating Center), which is located in its headquarters in Brasilia.

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

         CUSTOMER SERVICE. The Company believes that delivering high levels of customer service in installation and maintenance enables it to maintain customer satisfaction. To this end, the Company (i) schedules installations promptly, (ii) provides a customer service hotline, (iii) provides quick response repair service and (iv) makes follow-up calls to new subscribers shortly after installation to ensure customer satisfaction. The Company seeks to instill a customer service focus in all its employees through ongoing training programs. Under the Mais TV model, the Company still offers high levels of customer service, but charges the customer for anything other than routine service calls.

         The Company operates a single service center located in Brasilia where billing, accounts payable, human resources administration, marketing, customer service hotline and all routing and scheduling functions are centralized. The Company believes that operating a centralized service center further enhances and improves the quality of its customer service function.

         SUBSCRIBER MANAGEMENT SYSTEM. The Company has developed its own subscriber management system, called Mythos. The Company believes that its subscriber management system enables it to deliver superior customer service, monitor customer payment patterns and facilitate the efficient management of each of its operating systems. This advanced software package allows the Company to have full control of every aspect of its businesses, from marketing to sales, customer service, technical support, inventory control and billing. The Company believes that the ability to control and customize the SMS is a key point in quickly offering reliable services to the market. The Company has seven employees dedicated to the development, enhancement, integration and maintenance of the Company's subscriber management system.

EMPLOYEES

         As of December 31, 2001, the Company had a total of 450 employees. All of the Company's employees, except for Messrs. Hermano Lins and Carlos Andre Lins, are subject to collective bargaining agreements. The collective bargaining agreements covering the employees of TV Filme Brasilia and TV Filme Goiania will expire in June 2002. The collective bargaining agreements are with the Union for the Employees of Subscription TV Industry. Employees of TV Filme Belem and TV Filme Campina Grande are not covered under a collective bargaining agreement; however, the Company has historically honored the terms of the TV Filme Brasilia and TV Filme Goiania agreements with its other employees. The Company has experienced no work stoppages in its history. The Company provides its employees with health insurance (which is not required by law in Brazil) and certain other benefits, which it believes enable it to attract and retain qualified and motivated employees.

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

         TRANSMISSION FACILITIES. The Company's head-end and transmitter facilities are located in leased buildings at the Company's transmission tower sites. The transmitting antennas generally are able to serve the maximum regulatory range for its license coverage areas. In certain areas within the Company's markets that are otherwise terrain-blocked, the Company utilizes signal repeaters to enhance signal coverage. For new markets, the Company expects to lease space for transmission and head-end facilities and expects to use transmitting antennas which will serve the entire license coverage areas in each market.

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

         The Company believes that, as of December 31, 2001, it was the largest pay television provider in Brasilia based on total number of subscribers. The Company's principal competitors in the city of Brasilia are NET Brasilia, a hardwire cable operator and affiliate of the Globo Organization, as well as DirecTV and Sky, each of which is a DTH operator. In Brasilia, the Company also offers high speed Internet access to the residential market and data communication services to the corporate market. The Company's principal competitor for these services is Brasil Telecom, the local telephone operator.

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

         OWNERSHIP OF LICENSES. Decree No. 2196 eliminated the requirement that only companies in which Brazilian nationals own at least 51% of the voting capital were eligible to be granted a license to operate an MMDS system. Consequently, under current regulations any company constituted in accordance with the laws of Brazil and with a head office and management located in Brazil is eligible to be granted such a license. Until November 1997, TV Filme Servicos held the licenses to operate the MMDS systems in Brasilia, Goiania and Belem. As a result of the lifting of the 51% ownership requirement, in November 1997, TV Filme Servicos transferred the respective license for Brasilia, Goiania and Belem to TV Filme Brasilia, TV Filme Goiania and TV Filme Belem, respectively. Brazilian regulators approved this transfer. Licenses for the new markets are held by TV Filme Sistemas. Although Decree No. 2196 eliminated the requirement discussed above, the General Telecommunications Law permits the Executive Branch, through Presidential Decree, to impose restrictions on foreign capital investments in telecommunications companies. However, such restrictions may not be imposed retroactively with respect to outstanding licenses. Decree No. 2196 also provides that licenses shall be granted for renewable periods of ten or fifteen years; all the current invitations for bids for MMDS services provide for 15-year terms.

         PRICES. The system operator may freely establish prices for pay television and high-speed Internet services currently in operation, although ANATEL may intervene in the event of abusive pricing practices. ANATEL may impose penalties including fines, suspension or revocation of a license in the event the license holder fails to comply with applicable regulations or becomes legally, technically or financially unable to provide MMDS service. ANATEL and CADE, the Brazilian antitrust authority, also may intervene to the extent operators engage in unfair practices intended to eliminate competition. Under a Brazilian law designed to reduce inflation, the prices which the Company may charge to a particular subscriber may not be increased until the next anniversary of the subscriber's initial subscription date and may only be increased by a percentage no greater than the percentage of the increase in the general inflation rate which occurred during the subscriber's contract year.

         TWO-WAY MMDS. In some countries, including the United States, MMDS license holders have been granted additional spectrum to provide bi-directional, or "two-way," services to their customers, including Internet access, data transmission and other advanced telecommunications services. In the third quarter of 2000, ANATEL approved and awarded additional spectrum to the Company, in the frequency band of 2,170 to 2,182 MHz. Currently, with a total of 198 MHz of spectrum available in each market, the Company is able to offer a wide range of two-way advanced communication services, including high-speed data services and high-speed Internet, to both the residential and the corporate markets. The Company also owns additional specific licenses, which allow the offering of voice and VPN (Virtual Private Network) corporate services. Currently, the Company owns and operates its own NOC (Network Operating Center), which is located in its headquarters in Brasilia.

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

ITEM 2.  PROPERTIES
         ----------

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

ITEM 3   LEGAL PROCEEDINGS
         -----------------

         The Company is not party to any lawsuit or proceeding required to be reported herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------------------

         From July 30, 1996 to February 4, 1999, TV Filme's common stock, $0.01 par value per share (the "Common Stock"), was quoted on the Nasdaq National Market ("Nasdaq") under the symbol "PYTV." Effective February 4, 1999, the Common Stock was delisted from Nasdaq based on the inability to comply with certain requirements for continued listing, including the net tangible assets and minimum bid price requirements. Following delisting, the Common Stock and subsequently the Company's ordinary shares, $0.01 par value per share (the "Ordinary Shares") have been listed on the OTC Bulletin Board, sporadically traded in the over-the-counter-market and reported in the "pink sheets." The OTC Bulletin board is a controlled quotation service that offers real-time quotes, last-sale prices and volume information in over-the-counter equity securities.

         The following table reflects the high and low sale prices for the Common Stock and the Ordinary Shares, as reported by the OTC Bulletin Board, for the periods indicated:

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


         On February 28, 2002, there were approximately 16 holders of record of the Ordinary Shares. The Company believes that it has approximately 1,070 beneficial owners.

         The Company has never declared or paid any cash dividends on the Ordinary Shares and does not presently anticipate paying any cash dividends on the Ordinary Shares in the foreseeable future. The Company currently expects that earnings, if any, will be retained for growth and development of the Company's business. The Company's ability to declare and pay dividends is (i) affected by the ability of the Company's present and future subsidiaries to declare and pay cash dividends or otherwise transfer funds to the Company since the Company conducts its operations entirely through its subsidiaries, and (ii) restricted by the terms of the Indenture, dated as of July 20, 2000, among ITSA-Intercontinental Telecomunicacoes Ltda., as issuer, the several Guarantors named therein, and The Bank of New York, as trustee, pursuant to which the Company issued $35 million aggregate principal amount of 12% Senior Secured Notes due 2004.

         Subject to the foregoing and to any restrictions which may be contained in future indebtedness of the Company, the payment of cash dividends on the Ordinary Shares will be within the sole discretion of the Company's Board of Directors, and will depend upon the earnings, capital requirements and financial position of the Company, applicable requirements of law, general economic conditions and other factors considered relevant by the Company's Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

         The selected consolidated balance sheet data as of December 31, 2001 and the selected consolidated statement of operations data for the year ended December 31, 2001 were derived from, and are qualified by reference to, the Consolidated Financial Statements, which have been audited by Arthur Andersen S.C., independent auditors. The selected consolidated balance sheet data as of December 31, 1997, 1998 and 1999 and December 31, 2000 and the selected consolidated statement of operations data for each of the years ended December 31, 1997, 1998 and 1999, the six months and twenty days ended July 20, 2000 and the five months and eleven days ended December 31, 2000 were derived from, and are qualified by reference to, the Consolidated Financial Statements, which have been audited by other independent auditors. The Consolidated Financial Statements have been prepared in accordance with U.S. GAAP in U.S. dollars. For this purpose, until December 31, 1997, amounts in Brazilian currency were remeasured into U.S. dollars in accordance with the methodology set forth in Statement of Financial Accounting Standards No. 52 ("SFAS 52") as it applies to entities operating in highly inflationary economies. Pursuant to SFAS 52, supplies, property, plant and equipment, intangibles and deferred installation fees and the related income statement accounts were remeasured at exchange rates in effect when the assets were acquired or the liabilities were incurred. All other assets and liabilities were remeasured at fiscal year end exchange rates; and all other income and expense items were remeasured at average exchange rates prevailing during the year. Remeasurement adjustments were included in exchange and translation gains (losses). Effective January 1, 1998, the Company determined that Brazil ceased to be a highly inflationary economy under SFAS 52. Accordingly, as of January 1, 1998, the Company began using the real as the functional currency of its Brazilian subsidiaries. As a result, all assets and liabilities are translated into dollars at period end exchange rates and all income and expense items are translated into U.S. dollars at the average exchange rate prevailing during the period. In addition, in January 1998, the Company recorded a loss associated with holding a net foreign currency monetary liability position. Effective July 21, 2000, the Company emerged from Chapter 11 bankruptcy proceedings and implemented "fresh start accounting." Accordingly, all assets and liabilities were restated to reflect their respective fair values. The Consolidated Financial Statements after that date are those of a new reporting entity and are not comparable to the pre-confirmation periods. The data presented below should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and other information included elsewhere in this Report.

         Set forth below is selected financial data for the years ended December 31, 1997, 1998 and 1999, the six months and twenty days ended July 20, 2000, the five months and eleven days ended December 31, 2000 and the year ended December 31, 2001.


                                                    PREDECESSOR COMPANY (1)                   SUCCESSOR COMPANY (1)
                                          -----------------------------------------------  --------------------------
                                                                               SIX MONTHS   FIVE MONTHS
                                                                               AND TWENTY    AND ELEVEN
                                                                               DAYS ENDED    DAYS ENDED    YEAR ENDED
                                              YEAR ENDED DECEMBER 31,           JULY 20,    DECEMBER 31,   DECEMBER 31,
                                            1997         1998        1999         2000          2000          2001
                                            ----         ----        ----      ----------   ------------   ----------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues..............................    $  50,547   $  45,408     $ 26,177   $   13,044      $  11,964   $  21,697
Operating costs and expenses:
   System operating (exclusive of
      depreciation and amortization
      and stock compensation expense
      shown below)....................       17,631      19,617       12,040         6,534         4,845      11,800
   Selling, general and administrative
      (exclusive of depreciation and
      amortization and stock compensation
      expense shown below)............       27,965      31,637       15,705         9,223         6,904      11,555
   Depreciation and amortization......       12,162      21,651       14,205         6,442         5,257       8,020
   Stock compensation.................           --          --           --            --         3,270          --
                                          ---------    --------     --------   -----------     ---------   ---------
      Total operating costs and
        expenses......................       57,758      72,905       41,950        22,199        20,276      31,375
                                          ---------    --------     --------   -----------     ---------   ---------

Operating loss........................       (7,211)    (27,497)     (15,773)       (9,155)       (8,312)     (9,678)
Other expense (2).....................      (12,045)    (12,723)     (46,073)      (10,776)       (3,819)    (10,681)
                                          ---------    --------     --------   -----------     ---------   ---------
Loss before reorganization items and
   extraordinary item.................      (19,256)    (40,220)     (61,846)      (19,931)      (12,131)    (20,359)



                                                    PREDECESSOR COMPANY (1)                   SUCCESSOR COMPANY (1)
                                          -----------------------------------------------  --------------------------
                                                                               SIX MONTHS   FIVE MONTHS
                                                                               AND TWENTY    AND ELEVEN
                                                                               DAYS ENDED    DAYS ENDED    YEAR ENDED
                                              YEAR ENDED DECEMBER 31,           JULY 20,    DECEMBER 31,  DECEMBER 31,
                                            1997         1998        1999         2000          2000          2001
                                            ----         ----        ----      ----------   ------------  -----------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Reorganization items:
   Reorganization costs...............           --          --       (4,724)       (2,709)           --          --
   Adjust accounts to fair value......           --          --           --        (3,221)           --          --
                                          ---------    --------     --------   -----------     ---------   ---------
       Total reorganization items.....           --          --       (4,724)       (5,930)           --          --
                                          ---------    --------     ---------  -----------     ---------   ---------
Loss before extraordinary item........      (19,256)    (40,220)     (66,570)      (25,861)      (12,131)    (20,359)
Extraordinary item:
   Gain on extinguishment of debt.....           --          --           --        88,781            --          --
                                          ---------    --------     --------   -----------     ---------   ---------
Net income (loss).....................    $ (19,256)  $ (40,220)    $(66,570)  $    62,920     $ (12,131)  $ (20,359)
                                          =========   =========     ========   ===========     =========   =========
Basic and diluted earnings (loss) per
 share:
   Before extraordinary item..........    $   (1.78)  $   (3.72)   $  (6.15)  $     (2.39)    $   (1.21)  $     (2.04)
   Extraordinary item.................          --          --          --           8.20            --            --
   Net income (loss)..................    $   (1.78) $    (3.72)   $  (6.15)  $      5.81     $   (1.21)  $     (2.04)
                                          ==========  ==========    ========   ===========     =========   ==========
Weighted average number of shares
   outstanding during the year/period.       10,940      10,825       10,825        10,825        10,000      10,000
                                          =========   =========     ========   ===========     =========   =========



                                              PREDECESSOR COMPANY (1)            SUCCESSOR COMPANY (1)
                                          -----------------------------------   -----------------------
                                                                                   AT           AT
                                                  AT DECEMBER 31,              DECEMBER 31, DECEMBER 31,
                                           1997          1998        1999         2000         2001
                                           ----          ----        ----      ------------ ------------
                                                           (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital (deficiency) (3).....      $97,723      $ 58,227    $(118,602)   $   1,884   $  (3,558)
Pledged securities (4)...............       17,324            --          --            --          --
Property, plant and equipment, net...       63,405        50,974      27,755        19,149      13,665
Total assets.........................      186,397       133,314      83,322        62,925      46,499
Total long-term debt.................      140,000        140,000        --         39,200      44,045
Stockholders' equity (deficiency) (5)       22,330       (21,767)    (91,642)       11,088     (10,045)


                                                    PREDECESSOR COMPANY (1)                   SUCCESSOR COMPANY (1)
                                          -----------------------------------------------  ---------------------------
                                                                               SIX MONTHS   FIVE MONTHS
                                                                               AND TWENTY    AND ELEVEN
                                                                               DAYS ENDED    DAYS ENDED   YEAR ENDED
                                              YEAR ENDED DECEMBER 31,           JULY 20,    DECEMBER 31,  DECEMBER 31,
                                            1997         1998        1999         2000          2000         2001
                                            ----         ----        ----      ----------   ------------  ------------
                                                     (DOLLARS IN THOUSANDS, EXCEPT REVENUE PER SUBSCRIBER DATA)
OTHER FINANCIAL DATA:
Net cash provided by (used in)
operating
   activities.........................    $  1,884      $ (6,332)   $ (5,187)    $ (27,735)    $  (1,715)  $     962
Net cash used in investing activities.     (37,082)      (14,062)     (3,002)       (3,924)       (2,317)     (2,274)
Net cash used in financing activities.        (182)         (200)         --        (2,161)           --          --
EBITDA (6)............................       5,026        (5,846)     (6,292)       (2,713)          215      (1,658)
Capital expenditures..................      37,082        14,062       3,002         3,924         2,317       2,274

OTHER OPERATING DATA:
Number of subscribers at end
  of period (7).......................     111,244        77,069      72,240       74,814         80,609      69,355
Average monthly revenue per
subscriber (8)........................   $   37.91      $  35.39    $  27.01     $  19.60      $   28.06   $   24.68


         Set forth below is selected financial data for the quarters ended March 31 and June 30, 2000, the 20 days ended July 20, 2000, the 71 days ended September 30, 2000, the quarter ended December 31, 2000 and the quarters ended March 31, June 30, September 30 and December 31, 2001.

                                              PREDECESSOR COMPANY (1)                    SUCCESSOR COMPANY (1)
                                         ------------------------------------- --------------------------------------
                                          QUARTER     QUARTER       20 DAYS     71 DAYS       QUARTER       QUARTER
                                            ENDED      ENDED         ENDED       ENDED         ENDED         ENDED
                                          MARCH 31,   JUNE 30,      JULY 20,  SEPTEMBER 30,  DECEMBER 31,   MARCH 31,
                                             2000       2000          2000       2000           2000          2001
                                          ---------   --------      --------  -------------  ------------   ---------
                                                         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues..............................    $   5,911  $    5,675     $  1,459   $   5,285       $  6,679    $    6,408
Operating costs and expenses:
   System operating (exclusive of
      depreciation and amortization
      and stock compensation expense
      shown below)....................        2,600       2,925          552       1,897          2,582         3,657
   Selling, general and administrative
      (exclusive of depreciation and
      amortization and stock compensation
      expense shown below)............        4,018       6,702        1,670       2,938          4,332         4,323
   Depreciation and amortization......        3,095       2,869          478       2,535          2,722         2,668
   Stock compensation.................           --          --           --          --          3,270            --
                                          ---------   ---------     --------   ---------       --------    ----------
      Total operating costs and
        expenses......................        9,713      12,496        2,700       7,370         12,906        10,648
                                          ---------   ---------     --------   ---------       --------    ----------
Operating loss........................       (3,802)     (6,821)      (1,241)     (2,085)        (6,227)       (4,240)
Other income (expense):
      Interest and other expense......       (5,794)     (4,679)      (1,224)       (907)        (1,526)       (1,258)
      Interest and other income.......        1,382       1,387          126         323            596           174
      Foreign exchange loss...........        2,189      (2,824)        (143)       (182)        (2,123)       (3,950)
                                          ---------   ---------     --------   ---------       --------    ----------
       Total other expense, net.......       (2,223)     (6,116)      (1,241)       (766)        (3,053)       (5,034)
                                          ---------   ---------     --------   ---------       --------    ----------
Loss before reorganization items and
   extraordinary item.................       (6,025)    (12,937)      (2,482)     (2,851)        (9,280)       (9,274)
Reorganization items:
   Adjust accounts to fair value......           --          --       (3,221)         --             --            --
                                          ---------   ---------     --------   ---------       --------    ----------
       Total reorganization items.....           --          --       (3,221)         --             --            --
                                          ---------   ---------     --------   ---------       --------    ----------
Loss before extraordinary item........       (6,025)    (12,937)      (5,703)     (2,851)        (9,280)       (9,274)
Extraordinary item:
   Gain on extinguishment of debt.....           --          --       87,585          --             --            --
Net income (loss).....................    $  (6,025) $  (12,937)    $ 81,882    $ (2,851)      $ (9,280)   $   (9,274)
                                          =========  ==========     ========    ========       ========    ==========
Basic and diluted earnings (loss)
 per share:
   Before extraordinary item..........        (0.56)       (1.20)      (0.53)       (0.29)         (0.93)       (0.93)
   Extraordinary item.................           --          --         8.09          --             --            --
   Net income (loss)..................     $  (0.56) $     (1.20)   $   7.56   $    (0.29)     $   (0.93)  $    (0.93)
                                           ========  ===========    ========   ==========      =========   ==========
Weighted average number of shares
   outstanding during the period......       10,825      10,825       10,825      10,000         10,000        10,000
                                          =========  ==========     ========   =========       ========    ==========


                                                           SUCCESSOR COMPANY (1)
                                      ----------------------------------------------------------
                                           QUARTER ENDED    QUARTER ENDED       QUARTER ENDED
                                              JUNE 30,      SEPTEMBER 30,       DECEMBER 31,
                                                2001             2001                2001
                                           -------------    --------------    -----------------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
   STATEMENT OF OPERATIONS DATA:
   Revenues.............................    $     5,591       $     4,921         $     4,777
   Operating costs and expenses:
      System operating (exclusive of
         depreciation and amortization
         shown below)...................          3,176             2,354               2,614
      Selling, general and
         administrative (exclusive of
         depreciation and amortization
         shown below)...................          2,699             2,378               2,154
      Depreciation and amortization.....          2,099             1,702               1,551
                                            -----------       -----------         -----------
         Total operating costs and
           expenses.....................          7,974             6,434               6,319
                                            -----------       -----------         -----------

   Operating loss.......................         (2,383)           (1,513)             (1,542)
   Other income (expense):
         Interest and other expense.....         (1,270)           (1,965)               (743)
         Interest and other income......            179               204                 177
         Foreign exchange loss..........         (2,533)           (5,993)              6,298
                                            -----------       -----------         -----------
   Total other expense, net.............         (3,624)           (7,754)              5,732
                                            -----------       -----------         -----------
   Net income (loss)....................    $    (6,007)      $    (9,267)        $     4,190
                                            ===========       ===========         ===========

                                                           SUCCESSOR COMPANY (1)
                                      ----------------------------------------------------------
                                           QUARTER ENDED    QUARTER ENDED       QUARTER ENDED
                                              JUNE 30,      SEPTEMBER 30,       DECEMBER 31,
                                                2001             2001                2001
                                           -------------    --------------    -----------------
                                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
   Basic and diluted earnings (loss)
      per share.........................          (0.60)            (0.93)              (0.42)
   Weighted average number of shares
      outstanding during the period.....         10,000            10,000              10,000
                                            ===========       ===========         ===========

-----------

(1) The Selected Consolidated Financial Data includes (i) TV Filme Servicos on a historical basis through July 20, 2000 and (ii) ITSA and its subsidiaries from July 21, 2000, adjusted for the effects of the plan of reorganization of TV Filme completed on that date. See Notes 1 and 3 to the Consolidated Financial Statements.

(2) Other expense is comprised primarily of foreign currency losses and interest expense.

(3) For periods prior to 1998, working capital includes the current portion of pledged securities represented by U.S. Treasury bills and notes, which, as required by the terms of the indenture relating to the TV Filme Senior Notes, were restricted to meet scheduled interest payment requirements within one year.

(4) The pledged securities, represented by U.S. Treasury bills and notes, were purchased as collateral for the TV Filme Senior Notes to provide for payment in full, when due, of the first four scheduled interest payments on the TV Filme Senior Notes. A portion of the total amount of pledged securities purchased has been classified in current assets to be applied in full against scheduled interest payments coming due within one year.

(5) The Company has never paid cash dividends on its Ordinary Shares. See "Item 5. Market For Registrant's Common Equity and Related Stockholder Matters."

(6) EBITDA is earnings before interest, taxes, depreciation, amortization, non-cash charges, reorganization costs, adjust accounts at fair value, gain on extinguishment of debt and stock compensation. EBITDA is presented supplementally because it is used by the Company to review and analyze the results at each of its television systems. The Company has excluded one-time items, such as non-cash charges, reorganization costs, adjust accounts at fair value and gain on extinguishment of debt, from EBITDA as these items do not impact operating results on a recurring basis. For 1997, one-time items totaled $75,000 of non-cash charges. In 1999, the Company recognized reorganization costs of $4,724,000. During the twenty days ended July 20, 2000, the Company recognized adjustments to state accounts at fair value of $3,221,000 and a gain on extinguishment of debt of $87,585,000. During the five months and eleven days ended December 31, 2000, the Company recognized a non-cash charge for stock compensation of $3,270,000. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or income (loss)) nor should it be considered as an indicator of the Company's overall financial performance. The Company's calculation of EBITDA may be different from the calculations used by other companies and therefore comparability may be limited. The Company believes that providing EBITDA data will furnish investors, creditors, analysts and other parties interested in the pay television industry additional information regarding the ability of the Company to meet its capital expenditures, working capital and debt service requirements.

(7)      See "Item 1. Business -- Operating Systems and the Company's Markets."

(8) Average monthly revenue per subscriber is calculated by dividing subscription revenue for the month by the average number of subscribers for the month.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         -----------------------------------------------------------------------

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

         The Company holds licenses covering the frequency bands from 2,170 to 2,182 MHz and from 2,500 to 2,686 MHz. Currently, with a total of 198 MHz of spectrum available in each market, the Company is able to offer a wide range of two-way advanced communication services, including high-speed data services and high-speed Internet, to both the residential and the corporate markets. The Company also owns additional specific licenses, which allow the offering of voice and VPN (Virtual Private Network) corporate services. Currently, the Company owns and operates its own NOC (Network Operating Control Center), which is located in its headquarters in Brasilia.

         Additionally, the Company owns and maintains its proprietary SMS (Subscriber Management System) called Mythos, which was developed in-house and customized to the Brazilian needs and standards. This advanced software package allows the Company to have full control of every aspect of its business, from marketing to sales, customer service, technical support, inventory control and billing. The Company believes that the ability to control and customize the SMS is a key point in quickly offering reliable services to the market.

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

         On August 13, 1999, TV Filme reached an agreement in principle with a committee representing holders of the TV Filme Senior Notes. This agreement was effected on pursuant to a pre-arranged plan of reorganization, which received court approval under Chapter 11 of the U.S. Bankruptcy Code on April 10, 2000. Effectuation of the plan was completed on July 21, 2000, following support from ANATEL and the Central Bank of Brazil. In accordance with the terms of the plan of reorganization, the TV Filme Senior Note holders received a $25 million cash payment and their existing notes were converted into (i) the 12% Senior Secured Notes in the aggregate principal amount of $35 million, due 2004, at an interest rate of 12% per annum (interest payable-in-kind at the Company's option through its first four interest payments), and (ii) 80% of the new common equity of the reorganized company. Current management received 15% of the new common equity, and the existing common stockholders of TV Filme received 5% of the new common equity of the reorganized company. All outstanding stock options were cancelled. ITSA Ltd. (the reorganized company) is a Cayman Islands holding company and is the successor issuer to TV Filme, Inc. pursuant to Rule 12g-3 under the Securities Exchange Act. The 12% Senior Secured Notes were issued by ITSA-Intercontinental Telecommunicacoes Ltda., a wholly-owned subsidiary of the Company. On March 18, 2002, the U.S. Bankruptcy Court for the District of Delaware closed the Chapter 11 bankruptcy case involving TV Filme.

GENERAL

         Historically, the Company has generated operating losses, which may increase to the extent that operations of additional systems are commenced or acquired. As the Company continues to develop systems, operating income from more developed systems is expected to be partially or completely offset by corporate overhead, operating losses from less developed systems and from development costs associated with establishing new systems. This trend is expected to continue until the Company has a sufficiently large subscriber base to absorb operating and development costs of new systems. There can be no assurance that the Company will be able to achieve or sustain net income in the future.

         Each of the Company's existing systems has required an initial capital investment of approximately $1.0 million to $1.5 million to build and install a transmission tower, headend facilities and other equipment. These costs are generally depreciated over ten years. In addition, each new subscriber has required an average incremental investment of approximately $450 in the case of video service, which includes the cost of a decoder box, installation labor and materials, other equipment and supplies, and marketing and selling costs. In the case of residential/corporate high-speed Internet service, each new subscriber has required an average incremental investment of approximately $522 (including a cable modem). The Company capitalizes installation costs, including installation labor, decoders and other direct costs, and depreciates these costs over a four-year period. Prior to 1998, these costs were depreciated over a five-year period. The Company charges new subscribers installation fees which vary from market to market, depending on factors which include the subscriber's access to other forms of services and whether the installation is the first installation in a building. The Company has charged its subscribers an installation fee typically ranging from $35 to $75 for video service (or approximately $10 net of sales commissions in markets which have adopted the Mais TV model) and from $45 to $80 for residential high-speed Internet service.

         The Company defers installation fees, net of direct selling expenses, and recognizes these fees as revenues ratably over a four-year period. Prior to 1998, the Company recognized these fees as revenues ratably over a five-year period.

         The Company's historical subscriber growth has resulted from the addition of subscribers in Brasilia and from the launch of operating systems in Goiania, Belem and Campina Grande. In the past, subscriber losses have resulted from the general economic situation in Brazil, including the strict tightening of consumer credit and increased levels of unemployment. Revenues primarily consist of monthly fees paid by subscribers for the programming packages, installation fees recognized for the period and advertising fees and revenue derived from the provision of high speed Internet access services. See "Item 1. Business -- High Speed Internet Access and Data Communications Services." System operating expenses include programming costs, a portion of the costs of compensation and benefits for the Company's employees, transmitter site rentals and certain repair and maintenance expenditures. Depreciation and amortization expenses consist primarily of depreciation of decoder boxes, head-end facilities and installation costs.

         The development of a new system requires significant expenditures, substantial portions of which are incurred before the realization of revenues. These expenditures, together with the associated early operating expenses, result in negative cash flow until an adequate revenue generating subscriber base is established. As the subscriber base increases, revenue, as well as certain costs such as programming costs, generally increase while other costs, such as tower rental and related maintenance costs, remain constant or increase at proportionately lower levels. Accordingly, although costs increase in the aggregate as the subscriber base grows, costs as a percentage of revenues decrease and operating margins should generally increase.

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

         Effective July 21, 2000, the Company emerged from Chapter 11 bankruptcy proceedings and implemented "fresh start accounting." Accordingly, all assets and liabilities were restated to reflect their respective fair values as of that date. The Consolidated Financial Statements after that date are those of a new reporting entity and are not comparable to the pre-confirmation periods. The following table presents statements of operations, balance sheet and other operating data for the year ended December 31, 1999, the six months and twenty days ended July 20, 2000, the five months and eleven days ended December 31, 2000 and the year ended December 31, 200, and is included solely for comparative analysis.


                                           PREDECESSOR COMPANY                                      SUCCESSOR COMPANY
                           -----------------------------------------------------  --------------------------------------------------
                                                                                   FIVE MONTHS
                                                     SIX MONTHS AND                 AND ELEVEN
                             YEAR ENDED                TWENTY DAYS                  DAYS ENDED                 YEAR ENDED
                             DECEMBER 31,    % OF     ENDED JULY 20,   % OF         DECEMBER 31,    % OF       DECEMBER 31    % OF
                                 1999       REVENUE        2000       REVENUE           2000       REVENUE        2001       REVENUE
                           ---------------  -------  ------------------------     ---------------- -------  ------------------------
STATEMENT OF OPERATIONS
   DATA:
Revenues.................. $   26,177          100%  $   13,044          100%     $    11,964       100%    $    21,697       100%
Operating costs and
  expenses:
  System operating
     (exclusive of
     depreciation and
     amortization and
     stock compensation
     expense shown below).     12,040           46%       6,534           50%           4,845        40%         11,800        55%
  Selling, general and
     administrative
     (exclusive of
     depreciation and
     amortization and
     stock compensation
     expense shown below).     15,705           44%       9,223           71%           6,904        58%         11,555        53%
  Depreciation and
    Amortization..........     14,205           54%       6,442           49%           5,257        44%          8,020        37%
   Stock compensation.....         --            --          --           --            3,270        27%             --         --
                           ----------      --------  ----------      -------      -----------    ------     -----------    ---------


                                           PREDECESSOR COMPANY                                      SUCCESSOR COMPANY
                           -----------------------------------------------------  --------------------------------------------------
                                                                                   FIVE MONTHS
                                                     SIX MONTHS AND                 AND ELEVEN
                             YEAR ENDED                TWENTY DAYS                  DAYS ENDED                 YEAR ENDED
                             DECEMBER 31,    % OF     ENDED JULY 20,   % OF         DECEMBER 31,    % OF       DECEMBER 31    % OF
                                 1999       REVENUE        2000       REVENUE           2000       REVENUE        2001       REVENUE
                           ---------------  -------  ------------------------     ---------------- -------  ------------------------
     Total operating
       costs and expenses.     41,950          160%      22,199          170%          20,276       169%         31,375       145%
                           ----------      --------  ----------      --------     -----------    -------    -----------    -------
Operating loss............    (15,773)         (60%)     (9,155)         (70%)         (8,312)      (69%)        (9,678)      (45%)
Other income (expense):
   Interest expense.......    (22,756)         (87%)     (9,926)         (76%)         (1,867)      (16%)        (5,254)      (24%)
   Interest income........      7,281           28%       2,895           22%             411         3%            715         3%
   Foreign exchange loss..    (30,564)        (117%)     (3,745)         (29%)         (2,303)      (19%)        (6,179)      (28%)
    Other financial
      income (expense)....        (34)            --         --           --              (60)     (0.5%)            37       0.2%
                           ----------      --------- ----------      -------      -----------    --------   -----------    -------
      Total other income
        (expense).........    (46,073)        (176%)    (10,776)         (83%)         (3,819)      (32%)       (10,681)      (49%)
                           ----------      --------  -----------     --------     -----------    -------    ------------   --------
Loss before
   reorganization items
   and extraordinary item.    (61,846)        (236%)    (19,931)        (153%)        (12,131)      (101%)      (20,359)      (94%)
Reorganization items:
   Reorganization costs...     (4,724)         (18%)     (2,709)         (21%)             --         --              --        --
   Adjust accounts to
   fair value.............         --            --      (3,221)         (25%)             --         --              --        --
                           ----------      --------  -----------     ---------    -----------    -------    -----------    --------
      Total reorganization
        items.............     (4,724)         (18%)     (5,930)         (46%)             --         --              --        --
                           ----------      --------  -----------     ---------    -----------    -------     -----------    -------
Loss before extraordinary
   item...................    (66,570)        (254%)    (25,861)        (199%)        (12,131)      (101%)      (20,359)      (94%)
Extraordinary item:
   Gain on extinguishment
   of debt................         --            --      88,781          681%              --         --             --         --
                           ----------      --------  ----------      --------     -----------    -------    -----------    --------
Net income (loss)......... $  (66,570)        (254%) $   62,920          482%     $   (12,131)      (101%)  $   (20,359)      (94%)
                           ==========      ========  ==========      ========     ===========    =======    ===========    ========

BALANCE SHEET DATA:
Working capital
   (deficiency) .......... $ (118,602)               $ (143,528)                  $     1,884               $   (3,558)
Property, plant and
   equipment, net.........     27,755                    25,369                        19,149                   13,665
Total assets..............     83,322                    75,894                        62,925                   46,499
Total long-term debt......         --                        --                        39,200                   44,045
Stockholders' equity
   (deficiency) ..........    (91,642)                 (112,599)                       11,088                  (10,045)

OTHER OPERATING DATA:
Number of subscribers at
   end of period..........     72,240                    74,814                        80,609                   69,355
Average monthly revenue
   per subscriber......... $    27.01                $    19.60                   $     28.06               $    24.68



         The Company acknowledges that the Consolidated Financial Statements after the commencement date of "fresh start accounting" are those of a new reporting entity and are not comparable to pre-confirmation reorganization periods. However, the Company believes that for purposes of discussion of the particular line items within results of operations, the six months and twenty days ended July 20, 2000 should be combined with the five months and eleven days ended December 31, 2000 in order to provide more meaningful analysis and understandable information. The following table has been presented to disclose the effects of the "fresh start accounting" recognized on July 20, 2000.


                                                                 DEBT       EXCHANGE      FRESH
                                          PRE-CONFIRMATION     DISCHARGE    OF STOCK      START      REORGANIZED
                                          -----------------   ------------ ------------ -----------  -------------
                                                                      (IN THOUSANDS)

ASSETS

CURRENT ASSETS
   Cash and cash equivalents............  $          36,163   $   (27,902) $        --  $       --   $     8,261
   Accounts receivable, net.............              1,380            --           --          --         1,380
   Prepaid expense and other current
    assets..............................              6,964                                                6,964
                                          -----------------   ------------ ------------ -----------  -------------
       Total current assets.............             44,507       (27,902)          --          --        16,605

Property, plant and equipment, net......             25,369            --           --      (3,221)       22,148
Reorganization value in excess of
   amounts allocable to identifiable
   assets...............................                 --            --           --      31,413        31,413
Licenses................................              5,638            --           --          --         5,638
Other assets............................                380            --           --          --           380
                                          -----------------   ------------ ------------ -----------  -------------
TOTAL ASSETS............................  $          75,894   $   (27,902) $        --  $   28,192   $    76,184
                                          =================   ============ ============ ===========  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable.....................  $          9,908    $    (2,902) $        --  $       --   $     7,006
   Payroll and other benefits payable...             2,243             --           --          --         2,243
   Accrued interest payable.............            28,646        (26,196)          --          --         2,450
   Accrued liabilities and taxes payable             7,238             --           --          --         7,238
                                          -----------------   ------------ ------------ -----------  -------------
   Senior notes in default..............           140,000       (140,000)          --          --            --
                                          -----------------   ------------ ------------ -----------  -------------
      Total current liabilities.........           188,035       (169,098)          --          --        18,937

12% Senior Secured Notes................                --         35,000           --          --        35,000
Deferred installation fees..............               479             --           --          --           479

Minority Interest.......................               (21)            --           --          21            --

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock.........................               108             86          (94)         --           100
   Additional paid-in capital...........            45,657         17,329           94     (41,412)       21,668
   Accumulated deficit..................          (152,865)        88,781           --      64,084            --
   Cumulative translation adjustment....            (5,499)            --           --       5,499            --
                                          -----------------   ------------ ------------ -----------  -------------
      Total stockholders' equity
         (deficiency)...................         (112,599)        106,196           --      28,171        21,768
                                          -----------------   ------------ ------------ -----------  -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)...................  $        75,894     $   (27,902) $        --  $   28,192   $    76,184
                                          =================   ============ ============ ===========  =============


         As previously indicated, the 2000 statement of operations presented below, which combines the results of operations for the six months and twenty days ended July 20, 2000 and the five months and eleven days ended December 31, 2000, has been presented to complement and facilitate management's discussion and analysis. Differences between periods due to the fresh start accounting are explained in the discussion and analysis of results of operations below, when necessary.

                                                                               COMBINED
                                                ---------------------------------------------------------------------
                                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------
                                                              % OF                     % OF                    % OF
                                                   1999      REVENUE       2000       REVENUE       2001      REVENUE
                                                   ----      -------       ----       -------       ----      -------
                                                                (IN THOUSANDS, EXCEPT SUBSCRIBER DATA)
Revenues.......................................  $  26,177     100%      $ 25,008       100%      $ 21,697      100%
Operating costs and expenses:
    System operating (exclusive of amortization
      and stock compensation expense shown
      below)...................................     12,040      46%        11,379        46%        11,800       54%
    Selling, general and administrative
      (exclusive of amortization and stock
      compensation expense shown below)........     15,705      60%        16,127        64%        11,555       53%
    Depreciation and amortization..............     14,205      54%        11,699        47%         8,020       37%
    Stock compensation.........................         --      --          3,270        13%            --       --
                                                 ----------   ------     ---------     ------     ---------    ------
      Total operating costs and expenses.......     41,950     160%        42,475       170%        31,375      145%
                                                 ----------   ------     ---------     ------     ---------    ------

Operating loss.................................    (15,773)    (60%)      (17,467)      (70%)       (9,678)     (45%)

Other income (expense):
   Interest expense............................    (22,756)    (87%)      (11,793)      (47%)       (5,254)     (24%)
   Interest income.............................      7,281      28%         3,306        13%           715        3%
   Foreign exchange loss.......................    (30,564)   (117%)       (6,048)      (24%)       (6,179)     (28%)
   Other financial income (expense)............        (34)     --            (60)       --             37      0.2%
                                                 ----------   ------     ---------     ------     ---------    ------
      Total other income (expense).............    (46,073)   (176%)      (14,595)      (58%)      (10,681)     (49%)
                                                 ----------   ------     ---------     ------     ---------    ------
Loss before reorganization items and
   extraordinary item..........................    (61,846)   (236%)      (32,062)     (128%)      (20,359)     (94%)
Reorganization items:
   Reorganization costs........................     (4,724)    (18%)       (2,709)      (11%)           --       --
   Adjust accounts to fair value...............         --      --         (3,221)      (13%)           --       --
                                                 ----------   ------     ---------     ------     ---------    ------
      Total reorganization items...............     (4,724)    (18%)       (5,930)      (37%)           --       --
                                                 ----------   ------     ---------     ------     ---------    ------
Loss before extraordinary item.................    (66,570)   (254%)      (37,992)     (152%)      (20,359)     (94%)
Extraordinary item:
   Gain on extinguishment of debt..............         --      --         88,781      (355%)           --       --
                                                 ----------   ------     ---------     ------     ---------    ------
Net income (loss)..............................  $ (66,570)   (254%)     $ 50,789       203%      $(20,359)     (94%)
                                                 ==========   ======     =========     ======     =========    ======

BALANCE SHEET DATA:
Working capital (deficiency) ..................  $(118,602)              $  1,884                 $ (3,558)
Property, plant and equipment, net.............     27,755                 19,149                   13,665
Total assets...................................     83,322                 62,925                   46,499
Total long-term debt...........................         --                 39,200                   44,045
Stockholders' equity (deficiency) .............    (91,642)                11,088                  (10,045)

OTHER OPERATING DATA:
Number of subscribers at end of period.........     72,240                 80,609                   69,355
Average monthly revenue per subscriber.........  $   27.01               $  28.06                 $  24.68


         REVENUES. The Company's revenues consist primarily of subscription revenues (which are principally monthly fees paid by subscribers for the Company's pay television programming and Internet access and data communication services and equipment use), installation fees and advertising revenues. The Company introduced its pre-paid television subscription model, Mais TV, during late 1999 and early 2000 in two of its principal markets, Brasilia and Belem. Under the pre-paid subscription model, customers pay the monthly fee in advance of the Company's provision of the monthly services. However, the Company does not recognize these fees as revenues until the service is provided.

         The Company's revenues for 2001 decreased by 13% compared to 2000, primarily due to a decrease in the average number of subscribers, which resulted in an 8% decrease in subscription revenues, a 61% reduction in installation fees revenues and a 22% reduction in advertising revenues. These decreases were partially offset by an increase in internet and data communication services revenues of approximately $845,000, or 388%. These fluctuations include the effects of the 19% devaluation of the real against the U.S. dollar in 2001, which also contributed to the declines in revenues.

         Revenues for 2000 decreased by 4% compared to 1999, primarily due to a 38% increase in sales and other taxes which are deducted from gross revenues and a 25% reduction in installation fees revenues. These decreases were partially offset by a 100% increase in internet and data communication services revenues and a 47% increase in advertising revenues. The principal taxes deducted from gross operating revenues are state value-added taxes, the ICMS, and the federal social contribution taxes, including PIS and COFINS. The ICMS tax is approximately 25% but could be higher depending on the state where the revenue is earned. PIS and COFINS are imposed at a combined rate of 3.65%. The COFINS rate increased from 2.00% to 3.00% in 2000, which accounted for substantially all of the increase in the value-added and indirect sales taxes referred to above. The revenue fluctuations also include the effects of the 9% devaluation of the real against the U.S. dollar experienced in 2000.

         SYSTEM OPERATING EXPENSES. System operating expenses include programming costs, certain payroll and employee benefit costs, vehicle rentals, the costs of providing the Mais TV magazine and other costs. System operating expenses increased in 2001 by 4% compared to 2000, primarily due an increase in the cost of the transmission rights to Belem's Soccer Championship. In 2001, the Company paid $1,027,000 for these rights, compared to $842,000 paid in 2000. For 2000 compared to 1999, system operating expenses decreased by 11%, primarily due to the reduction of programming costs related to lower priced packages offered by the Company.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses include certain payroll and employee benefit costs, rental costs, advertising and promotional expenses and other administrative expenses. SG&A expenses decreased 28% in 2001 compared to 2000, primarily due to the reorganization of the Company's internal structure, which consisted of a reduction in the number of employees and in other administrative expenses. These actions resulted in reduction in expenses of approximately $1,980,000 in 2001 as compared to 2000. For 2000 compared to 1999, SG&A expenses increased by 7%, primarily due to expenses related to the transition to the pre-paid subscription model in the Brasilia and Belem systems, as well as increased expenses directly resulting from the growth in the number of subscribers. These items increased expenses by approximately $1,918,000 in 2000 as compared to 1999.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization includes depreciation of systems, equipment, installation material and amortization of licenses and reorganization intangible. Depreciation and amortization decreased in 2001 by 31% compared to 2000, primarily due to adjustments to reduce fixed assets to their fair value as a result of the adoption of "fresh start accounting" and certain assets acquired before December 31, 1997 becoming fully depreciated. This was partially offset by the amortization of the reorganization intangible totaling $2,099,000 for the year ended December 31, 2001. A reorganization intangible asset of $31,413,000 was recognized upon the adoption of fresh-start accounting. See Note 3 of the Notes to Consolidated Financial Statements. Depreciation and amortization decreased in 2000 by 18% compared to 1999, primarily for the same reasons describing the reduction between 2001 and 2000 and which has been partially offset by the amortization in the reorganization intangible of $1,352,000 for the five month and eleven days ended December 31, 2000.

         STOCK COMPENSATION. Stock compensation expense was recognized during 2000 in connection with the Company's reorganization.

         INTEREST EXPENSE. Interest expense decreased by 55% in 2001 compared to 2000, primarily due to a significant extinguishments of debt, which totaled approximately $140 million on July 20, 2000, and was reduced to $35 million as the result of the Company's restructuring and fresh start accounting. For 2000 compared to 1999, interest expense decreased by 48%, primarily due to the extinguishments of debt referred to above.

         INTEREST INCOME. Interest and other income decreased by 78% in 2001 compared to 2000, primarily due to a decrease in average cash balances between the two periods. Interest and other income decreased by 55% in 2000 compared to 1999, also primarily due to a decrease in the average cash balances between the two periods.

         FOREIGN EXCHANGE LOSS. Foreign exchange loss in 2001 remained substantially unchanged compared to 2000 since the Company's outstanding balance of its U.S. dollar denominated debt did not change significantly during 2001. For 2000 compared to 1999, foreign exchange loss decreased by 80%, primarily due to the decrease in liability position associated with the Company's restructuring and the significant devaluation of the real as compared to the U.S. dollar that occurred in late 1999.

         REORGANIZATION COSTS. During 2000 and 1999, reorganization costs totaling $5,930,000 and $4,724,000 were incurred in connection with the Company's reorganization and emergence from Chapter 11 bankruptcy proceedings. Included within the $5,930,000 recognized in 2000 is an adjustment to state assets and liabilities as a result of adoption of the fresh start accounting.

         EXTRAORDINARY ITEM-GAIN ON EXTINGUISMENT OF DEBT. During 2000, an extraordinary gain of $88,781,000 was recognized as a result of the Company's restructuring and emergence from Chapter 11 bankruptcy proceedings.

         NET INCOME (LOSS). Net income (loss) for 2001 was ($20.4) million versus $50.8 million in 2000, primarily due to the effect of the extraordinary gain of $88.8 million in 2000 resulting from the Company's restructuring and partially offset by reorganization items of ($9.2) million. For 2000, net income
(loss) was $50.8 million versus ($66.6) million in 1999, primarily due to the extraordinary gain associated with the Company's restructuring, reduced interest expenses, a decrease in recorded foreign currency exchange loss and a decrease in operating loss.

LIQUIDITY AND CAPITAL RESOURCES


                                                         1999                   2000 (1)                    2001
                                                     -------------            --------------            --------------
CASH FLOWS DATA :
Net cash provided by (used in) operating activities.   $(5,187)                  $(31,611)              $      962
Net cash used in investing activities...............    (3,002)                    (6,241)                  (2,274)
Net cash used in financing activities...............        --                         --                       --
Capital expenditures................................     3,002                      7,400                    2,274


-----------

(1) For purposes of facilitating analysis, the cash flow data for the six months and twenty days ended July 20, 2000 has been combined with the cash flow data for the five months and eleven days ended December 31, 2000.

         Although the Company generated net cash provided by operating activities of $962,000 during 2001, operating losses amounted to $20,359,000. Net cash provided by operating activities in 2001 can be attributed to depreciation and amortization of $8,020,000, provision for doubtful accounts of $1,633,000 and foreign exchange loss of $6,179,000, which are items or adjustments that are made to reconcile the net loss to cash provided by operating activities. In addition, an increase in accounts payable and accrued liabilities of $5,773,000 in 2001 as compared to 2000 and proceeds from the sale of operating loss carryforwards of $1,800,000 contributed to a positive cash flow from operating activities in 2001. Net cash used in operating activities of $31,611,000 and $5,187,000 during 2000 and 1999, respectively, primarily resulted from operating losses experienced during these periods.

         The Company made capital expenditures of approximately $2.3 million, $7.4 million and $3.0 million during 2001, 2000 and 1999, respectively. These capital expenditures were primarily financed with available cash. In 2000, proceeds from sales of equipment totaled $1,159,000.

         As of December 31, 2001, the Company had approximately $2.4 million in cash and cash equivalents. The Company has incurred operating losses since inception and had a working capital and stockholders' deficiency of $3,558,000 and $10,045,000, respectively, at December 31, 2001. Operating losses are expected to continue in the future until such time as the Company is successful in securing a subscriber base capable of generating a significantly higher level of operating revenues.

         The Company's business is capital intensive. In previous years, the Company made a substantial amount of import purchases of equipment with the use of letters of credit provided by banks in Brazil. As of December 31,

2001, the Company had no amounts outstanding under letters of credit. While the Company believes that additional vendor financing may be available, the Company currently has no lines of credit or other credit facilities available. Although the Company is in negotiations to obtain a line of credit, there can be no assurance that the Company will be successful in such negotiations or that any such line of credit will be on terms favorable to the Company.

         The Company's Ordinary Shares are currently tradable in the over-the-counter market and are listed on the OTC Bulletin Board. The effects of shares trading in the over-the-counter market, as opposed to being listed on a national exchange, include, without limitation, the limited release of market prices of the Ordinary Shares, limited news coverage of the Company and limited investor interest in the Company. These factors may have a significant adverse effect on the trading market and prices for the Ordinary Shares, thereby affecting the Company's ability to issue additional securities or secure additional financing. In addition, because the Ordinary Shares are deemed to be a penny stock under the Securities Enforcement Penny Stock Reform Act of 1990, additional disclosure is required in connection with trading in the Ordinary Shares, including delivery of a disclosure schedule explaining the nature and risk of the penny stock market. These requirements could further limit the liquidity of the Ordinary Shares.

         The Company has limited capital resources available to fund capital expenditures, fund maturities of debt as they become due and to support its operations until such time the Company is able to generate significant levels of positive cash flow from operations.

         The Company is therefore dependent upon obtaining additional financing to provide funds to support operations and to fund maturities of debt as they become due. The Company is negotiating with certain of its stockholders to provide additional equity or debt financing, but the Company can give no assurance that acceptable agreements for such financing will be reached. The Company also can give no assurance that it will be able to obtain sufficient financing from sources other than its stockholders on commercially reasonable terms, or at all. Furthermore, the indenture under which the Company's outstanding debt was issued restricts the amount of additional indebtedness that the Company may incur. Failure to obtain any required additional financing could adversely affect the Company's growth and, ultimately, could have a material adverse effect on the Company's business, results of operations and financial condition. The future success of the Company is dependent upon its ability to increase its subscriber base and to obtain additional financing.

         In developing its subscriber base, the Company initially adopted an aggressive policy of adding new subscribers, which included relaxed customer credit requirements. Since 1997, and especially during 1998 and 1999, Brazil has suffered economic downturns that resulted in increases in the Company's past-due accounts. The Company's business is affected by its customers' ability to pay for the services they receive. If the Brazilian economy worsens because of a decrease in the level of economic activity, devaluation of the real, inflation or an increase in domestic interest rates, then a greater portion of the Company's customers may not be able to pay their bills, which would increase the Company's bad debts and provision for doubtful accounts. The economic recession in the United States of America that commenced in 2001, coupled with investor reluctance to invest in developing countries after the September 11, 2001 terrorist attacks in the U.S., contributed to bring an economic slowdown and increased unemployment in Brazil. This is turn has led to higher interest rates and greater devaluation. Higher interest rates and devaluation generally result in a significant decrease in purchasing power of Brazilian consumers, resulting in a decrease in the demand for services, such as cable television services, and higher accounts receivable delinquency. All of the foregoing has contributed to an increase in the Company's level of past-due accounts. Past-due balances have had a significant adverse effect on the Company's liquidity and financial condition since increases in these balances reduce the amount of funds available to meet its working capital, debt service and capital expenditure requirements. To mitigate the effects of this situation, since 2000, the Company has implemented a program to strengthen its customer credit requirements policy and to reduce the number of days past due bills that are permitted to be outstanding before disconnecting service. See "Critical Accounting Policies" below. Furthermore, the Company's adoption of its pre-paid subscription service, Mais TV, is also intended to minimize the level of the Company's past-due accounts and its impact on the Company's financial condition. The Company increased its allowance for uncollectible accounts by $1,337,000 in 1999, $1,670,000 in 2000 and $1,633,000 in 2001. These amounts represented approximately 5%, 6% and 6% of gross revenues in 1999, 2000 and 2001, respectively. During the same periods, write-offs of bad debts mounted to approximately $1.0 million in 1999 and 2000 and approximately $1.4 million in 2001. As a result, the Company reduced its accounts receivable balance from approximately $1.6 million at December 31, 2000 to approximately $1.2 million at December 31,

2001, and reduced its allowance for doubtful accounts from approximately $0.8 million at December 31, 2000 to approximately $0.6 million at December 31, 2001.

INFLATION AND EXCHANGE RATES

         Inflation and exchange rate variations have had, and are expected to continue to have for the foreseeable future, substantial effects on the Company's results of operations and financial condition. In periods of inflation, many of the Company's expenses will tend to increase. Generally, in periods of inflation, a company is able to raise its prices to offset the rise of its expenses and may set its prices without governmental regulation. However, under a Brazilian law designed to reduce inflation, the prices that the Company may charge to a particular subscriber may not be increased until the next anniversary of the subscriber's initial subscription date and may only be increased by a percentage no greater than the percentage of the increase in the general inflation rate which occurred during the subscriber's contract year. Thus, the Company is less able to offset expense increases with revenue increases. Accordingly, inflation may have a material adverse effect on the Company's results of operations and financial condition.

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

RECENT ECONOMIC EVENTS

         In January 2001, a new tax to be paid monthly by every telecommunications operator in Brazil became effective. This tax, called FUST -- Fundo de Universalizacao dos Servicos de Telecommunicacoes (Fund for the Universalization of Telecommunications Services) -- is calculated based on 1% of the total gross income of every operator.

         In April 2001, a second new tax to be paid monthly by every telecommunications operator in Brazil became effective. This tax, called FUNTTEL -- Fundo para o Desenvolvimento Tecnologico das Telecommunicacoes (Fund for Technological Development of Telecommunications Sector) -- is calculated based on 0.5% of the total gross income of every operator.

         In Brazil, energy rationing officially started on June 1, 2001, when all consumers were induced to save 20% of their average electricity consumption. The energy crisis has adversely affected some sectors of the Brazilian economy, including the telecommunications sector. This energy rationing was officially discontinued in February 2002.

CRITICAL ACCOUNTING POLICIES

         The Company's Consolidated Financial Statement are presented in accordance with U.S. GAAP. As part of the preparation of its financial statements, the Company is required to make certain estimates, judgments and assumptions that management believes are reasonable based upon the information available at that time. These estimates, judgments and assumptions affect the reported amounts of assets and liabilities at the dates of the

Consolidated Financial Statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting policies which management believes are most critical to aid in fully understanding and evaluating the Company's reported financial results include the following:

REVENUE RECOGNITION

         PAY TELEVISION SERVICES. The Company charges subscribers for its pay television services on a monthly basis. Subscription revenues are recorded in the month the service is provided. The Company also charges subscribers a fee for the installation of the equipment and connections necessary to receive the pay television services. Installation fees, net of direct sales costs specifically incurred for the acquisition or origination of a new customer contract, are deferred and recognized over a period of four years, the average life of a subscriber. Revenues from magazine and electronic advertising sales are recognized as services are rendered.

         INTERNET ACCESS AND DATA COMMUNICATION SERVICES. The Company charges subscribers for its Internet access and data communication services on a monthly basis. Subscription revenues are recorded in the month the service is provided.

         The Company has client acceptance and discontinuance of service policies and procedures to ensure that revenue collectibility is reasonably assured.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company evaluates its long-lived and identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is determined by a comparison of the carrying amount of the asset to the future undiscounted net operating cash flows expected to be generated by the asset. In the event that the net operating cash flows expected to be generated by the asset are lower than the carrying amount of such asset, impairment loss is measured by comparing the carrying amount of such asset to its fair value. In the event that an impairment charge is recognized in future periods, it could materially impact the Company's consolidated financial condition and results of operations.

DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT

         Depreciation of property, plant and equipment is provided using the straight-line method based on the estimated useful lives. The application of the Company's property, plant and equipment accounting policies also involves estimates, assumptions, and judgments by management with respect to the estimated useful lives. Changes in circumstances, such as technological advances, changes to the Company's business model or changes in the Company's capital and investment strategy, can result in the actual useful lives differing from the prior estimate. As a result, management may revise useful lives which may result in the useful lives for certain asset categories being either shortened or extended, depending on the judgments made by the Company.

PROVISION FOR DOUBTFUL ACCOUNTS

         The provision for doubtful accounts is established in an amount that is considered sufficient to cover any probable losses on realization of the accounts receivable from the Company's customers and is recorded in selling, general and administrative expenses. The Company's accounting policy for establishing the provision is consistent with the billing and collection process and historical experience. This provision is established progressively as follows:

         OVERDUE BILLS           COLLECTION PROCESS         % LOSS PROVIDED FOR
         -------------           ------------------         -------------------
          1 to 30 days   Administrative collection;                  5
                         disconnect services after 7 days,
                         with no further revenue
                         recognition

         OVERDUE BILLS           COLLECTION PROCESS         % LOSS PROVIDED FOR
         -------------           ------------------         -------------------
         31 to 60 days   Administrative collection; cancel           50
                         contract after 60 days

          Over 61 days   Administrative collection; cancel          100
                         contract after 60 days

CONTINGENT LIABILITIES

         The accrual for contingencies involves considerable judgment on the part of the Company's management. As prescribed by SFAS No.5, "Accounting for Contingencies," a contingency is "an existing condition, situation, or set of circumstances involving uncertainty as to possible gain or loss to an enterprise that will ultimately be resolved when one or more future events occur or fail to occur."

         The Company is subject to various claims, legal and labor proceedings covering a wide range of matters that arise in the ordinary course of business activities. The Company accrues reserves for legal proceedings when losses are probable and can be reasonably estimated. The Company's judgments are based on the opinion of legal advisors. The amount recognized are adjusted to account for changes in circumstances for ongoing issues and the establishment of additional reserves for emerging issues. While the Company believes that the current level of reserves is adequate, changes in the future could impact these determinations.

DEFERRED INCOME TAXES

         The Company uses the asset and liability method for the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income tax assets and liabilities are determined for differences between financial statements tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The computation is based on enacted tax laws and rules applicable to periods in which the temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Future adjustments to such valuation allowance could have a significant impact on the Company's financial condition and results of operations.

         Income taxes are provided based upon the tax laws and rates in Brazil. All income has been earned in Brazil and the Company is not subject to income tax in the Cayman Islands on income earned outside of Cayman Islands. The income taxes computed at Brazil's statutory rate are reconciled to income tax expense.

NEW ACCOUNTING PRONOUNCEMENTS

         During June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative and Hedging Activities." SFAS 133 established accounting and reporting standards requiring that all derivative financial instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("SFAS 138"), which amends SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The effect of adopting SFAS 133, as amended, beginning January 1, 2001 did not have a material impact on the Company's Consolidated Financial Statements.

         During June 2001, FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16 ("Opinion 16"), "Business Combinations" and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations within the scope of SFAS 141 are to be accounted for using the purchase method. In addition, SFAS 141 requires that intangible assets be recognized as assets apart from goodwill if they meet two criteria: the contractual-legal criterion or the separability criterion. To assist in identifying acquired intangible assets, SFAS 141 also provides a list of intangible assets that meet either of those criteria. In addition to the disclosure requirements prescribed in Opinion 16, SFAS 141 requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. SFAS 141 also requires that when the amounts of goodwill and intangible assets acquired are significant to the purchase price paid, disclosure of other information about those assets must be provided, such as the amount of goodwill by reportable segment and the amount of the purchase price assigned to each major intangible asset class. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. SFAS 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company has evaluated the impact of the provisions of SFAS 141 on its consolidated financial position and results of operations, and at this time, believes that the possible impact of the adoption of this new accounting standard will be immaterial.

         During June 2001, FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets" and also amends SFAS 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of," to exclude from its scope goodwill and intangible assets that are not amortized. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued. The Company has commenced the process of evaluating the impact of the provisions of SFAS 142 on its consolidated financial position and results of operations, and at this time, is still determining the possible impact of the adoption of this new accounting standard.

         During June 2001, FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 basically requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Under SFAS 143, the liability for an asset retirement obligation is discounted and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. In addition, disclosure requirements contained in SFAS 143 will provide more information about asset retirement obligations. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with earlier application encouraged. The Company has evaluated the impact of the provisions of SFAS 143 on its financial statements and believes that the adoption of SFAS 143 will not have a material impact on the Company's financial position and results of operations.

         During August 2001, FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains SFAS 121 fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 ("APB 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or it is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company has evaluated the impact of the provisions of SFAS 144 to its financial statements and believes that the adoption of SFAS 144 will not have a material impact on the Company's financial position and results of operations.

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

FACTORS RELATING TO THE COMPANY

         THE COMPANY'S SUBSTANTIAL LEVERAGE COULD ADVERSELY AFFECT ITS ABILITY TO RUN ITS BUSINESS. The Company has a significant amount of indebtedness. This substantial indebtedness could have important consequences. For example, it could:

         o limit the Company's ability to obtain additional financing in the future to refinance existing indebtedness and for working capital, capital expenditures, acquisitions and general corporate purposes or other purposes;

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

         THE COMPANY'S ABILITY TO DISTRIBUTE DIVIDENDS AND MEET DEBT OBLIGATIONS IS DEPENDENT ON ITS SUBSIDIARIES. Because the Company is a holding company, the Company's ability to distribute dividends and meet its debt obligations is dependent upon the earnings of its subsidiaries and the distribution of those earnings to, or upon loans or other payment of funds by the subsidiaries to, the Company. The Company's subsidiaries may be obligated as guarantors of the Company's debt to pay any amounts due to its creditors or to make any funds available to its creditors. The payment of dividends from the Company's subsidiaries and the payment of any interest on or the repayment of any principal of any loans or advances made to the Company by its subsidiaries, or by the Company to its subsidiaries (1) may be subject to statutory or contractual restriction, (2) are contingent upon the earnings of such subsidiaries and (3) are subject to various business considerations.

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

         The Company can give no assurance that it will be able to obtain additional debt or equity capital on satisfactory terms, or at all, to meet the Company's future financing needs. Furthermore, the indenture under which the Company's outstanding debt was issued restricts the amount of additional indebtedness that the Company may incur. Failure to obtain any required additional financing could adversely affect the Company's growth and, ultimately, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         THE COMPANY IS DEPENDENT ON CERTAIN KEY SUPPLIERS. The Company currently purchases decoders, modems and antennas from a limited number of sources. The Company's inability to obtain sufficient components as required from these sources, or to develop alternative sources if and as required in the future, could result in delays or reductions in customer installations, which, in turn, could have a material adverse effect on the Company's results of operations and financial condition.

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

         The Company manages its risk exposure on its available cash held in reais by purchasing, from time to time, foreign currency exchange contracts which have the effect of "locking-in" a dollar based exchange rate for the Company's cash held in Brazil. At December 31, 1999, the Company had $28 million of foreign exchange contracts. The contracts held at December 31, 1999 expired in February 2000. These contracts permitted the Company to receive in reais, at maturity, the dollar equivalent of the contract value calculated using the exchange rate as of the maturity date. Subsequent to February 2000, the Company has not purchased any foreign currency exchange contracts and, as a result, no such contracts were outstanding as of December 31, 2000 and 2001. The Company recognizes realized and unrealized losses in its statement of operations as foreign exchange loss. Realized and unrealized losses during the periods ended December 31, 1999 and July 20, 2000 amounted to approximately $1.2 million and $2.2 million, respectively. There were no realized and unrealized losses on foreign currency exchange contracts for any periods subsequent to July 20, 2000.

         The Company currently believes that the cost of managing risk exposure with respect to its U.S. dollar-denominated debt and expenses is too high to warrant an attempt at mitigating this risk.

         The Company's interest rate risk is considerably low because its only relevant financial instruments subject to market risk are its 12% Senior Secured Notes, which is fixed rate, U.S. dollar denominated debt due in 2004. Interest payments are due on June 20 and December 20 of each year until maturity. Interest is payable in kind at the Company's option through the June 20, 2002 interest payment. The table below provides information on the Company's outstanding debt as of December 31, 2001.


                                                           AS OF DECEMBER 31, 2001
                                 -----------------------------------------------------------------------------
                                               EXPECTED MATURITY DATE
                                 ---------------------------------------------------
                                                                           AFTER                     FAIR
                                    2000         2001         2002         2002         TOTAL      VALUE(1)
                                    ----         ----         ----         ----         -----      --------
                                                         (U.S. DOLLARS IN THOUSANDS)

Long-term debt:
U.S. dollars                           --           --           --        44,045      44,045       44,045
                                    -----        -----        ------       ------      ------       ------
Total long-term debt                   --           --           --        44,045      44,045       44,045
                                    -----        -----        ------       ------      ------       ------



---------------
(1) The fair value and the carrying amount in the balance sheet for the Company's long-term debt are basically the same since this debt carries terms and bears interest that are similar to those being currently offered in the market.

         In addition to the $44 million principal amount debt outstanding, the Company is subject to the payment of the interest on this debt, which is also U.S. dollar-denominated. Assuming the Company exercises its option of capitalizing the interest portion due on June 20, 2002, the Company expects total interest to be paid in 2002 will be approximately $2.8 million. Although the Company's reporting currency is the U.S. dollar, the cash flow required to service its indebtedness is generated in reais (R$). Using the year-end 2001 exchange rate (R$ 2.3204 per US$ 1.00), the cash flow in reais to pay interest ($2.8 million) due in 2002 would be R$6.5 million. A devaluation of the real to R$2.80 per U.S. dollar would require cash flow of R$7.8 million to pay the interest ($2.8 million). If the real devalued to R$3.00 per U.S. dollar, the cash flow in reais to pay the interest due in 2002 would be R$8.4 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------

         The following statements are filed as part of this Annual Report on Form 10-K/A:

                                                                        PAGE NO.
                                                                        --------

FINANCIAL STATEMENTS:

  ITSA LTD. (SUCCESSOR TO TV FILME, INC.):

         Reports of Independent Auditors....................               35

         Consolidated Balance Sheets as of December 31,
           2000 and 2001....................................               37

         Consolidated Statements of Operations for the
           years ended December 31, 1999 and 2001, the
           six months and twenty days ended July 20,
           2000, and the five months and eleven days
           ended December 31, 2000.............................            38

         Consolidated Statements of Changes in Stockholders'
           Equity (Deficiency) and Other Comprehensive Income
           (Loss) for the years ended December 31, 1999 and
           2001, the six months and twenty days ended July 20,
           2000, and the five months and eleven days ended
           December 31, 2000....................................           39

         Consolidated Statements of Cash Flows for the years
           ended December 31, 1999 and 2001, the six  months
           and twenty days ended July 20, 2000, and the five
           months and eleven days ended December 31, 2000.......           40

         Notes to Consolidated Financial Statements.............           41

This report is a copy of a previously issued report and it has not been reissued by Arthur Andersen S.C.



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


                                  ERNST & YOUNG
                          Auditores Independentes S.C.



                                 Sergio Citeroni
                                     Partner


Sao Paulo, Brazil
March 14, 2001

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS OF US DOLLARS)

                                                                                 SUCCESSOR                  SUCCESSOR
                                                                                 ---------                  ---------

                                                                             DECEMBER 31, 2000          DECEMBER 31, 2001
                                                                             -----------------          -----------------
ASSETS
Current assets:
   Cash and cash equivalents.........................................             $      3,858                   $  2,358
   Trade accounts receivable, less allowance of $807 at December 31,
       2000 and $561 at December 31, 2001............................                      795                        589
   Recoverable taxes.................................................                    3,920                          -
   Prepaid expenses and other current assets.........................                      225                        447
                                                                              -----------------        -------------------
       Total current assets..........................................                    8,798                      3,394

Non-current assets:
   Recoverable taxes.................................................                        -                      2,711
   Judicial deposits.................................................                    1,711                      1,259\
   Other assets......................................................                    1,173                        985
   Property, plant and equipment, net................................                   19,149                     13,665
   Reorganization value in excess of amounts allocable to
        identifiable assets..........................................                   26,983                     20,161
   Licenses .........................................................                    5,111                      4,324
                                                                              -----------------        -------------------
       Total non-current assets......................................                   54,127                     43,105
                                                                              -----------------        -------------------
                 Total assets........................................                 $ 62,925                   $ 46,499
                                                                              =================        ===================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable..................................................             $      3,180                $     2,560
   Payroll and other benefits payable................................                    1,668                        699
   Accrued interest payable..........................................                      131                        147
   Accrued liabilities and taxes payable.............................                    1,935                      3,546
                                                                              -----------------        -------------------
       Total current liabilities.....................................                    6,914                      6,952

Non-current liabilities:
     12% Senior Secured Notes........................................                   39,200                     44,045
     Deferred installation fees......................................                      407                        251
     Reserve for tax, labor proceedings and other
       contingencies.................................................                    5,316                      5,296
                                                                              -----------------        -------------------
       Total non-current liabilities.................................                   44,923                     49,592

Commitments and Contingencies

Stockholders' equity (deficiency):
     Common stock, $.01 par value,
        shares authorized - 20,000,000 at December 31, 2000 and
        2001; shares issued and outstanding - 10,000,000 at
        December 31, 2000 and 2001...................................                      100                        100
     Additional paid-in capital......................................                   24,938                     24,938
     Accumulated deficit.............................................                  (12,131)                   (32,490)
     Cumulative other comprehensive loss.............................                   (1,819)                    (2,593)
                                                                              -----------------        -------------------
        Total stockholders' equity (deficiency)......................                   11,088                    (10,045)
                                                                              -----------------        -------------------
        Total liabilities and stockholders' equity (deficiency)......            $      62,925               $     46,499
                                                                              =================        ===================


        See accompanying notes to the consolidated financial statements.

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                               PREDECESSOR                           SUCCESSOR
                                                    -----------------------------------  -----------------------------------
                                                                         SIX MONTHS        FIVE MONTHS
                                                                         AND TWENTY        AND ELEVEN
                                                      YEAR ENDED         DAYS ENDED        DAYS ENDED         YEAR ENDED
                                                     DECEMBER 31,         JULY 20,        DECEMBER 31,       DECEMBER 31,
                                                         1999               2000              2000               2001
                                                    ----------------  -----------------  ----------------  -----------------

Revenues.........................................   $    26,177       $     13,044       $     11,964      $    21,697
Operating costs and expenses:
     System operating (exclusive of depreciation
       and amortization and stock compensation
       expense shown below)......................        12,040              6,534              4,845           11,800
     Selling, general and administrative
       (exclusive of depreciation and amortization
       and stock compensation expense shown
       below)....................................        15,705              9,223              6,904           11,555
     Depreciation and amortization...............        14,205              6,442              5,257            8,020
     Stock compensation..........................            --                 --              3,270               --
                                                    -----------       ------------       ------------      -----------
         Total operating costs and expenses......        41,950             22,199            (20,276)          31,375
                                                    -----------       ------------       -------------     -----------
         Operating loss..........................       (15,773)            (9,155)            (8,312)          (9,678)

Other income (expense):
     Interest expense............................       (22,756)            (9,926)            (1,867)          (5,254)
     Interest income.............................         7,281              2,895                411              715
     Foreign exchange loss.......................       (30,564)            (3,745)            (2,303)          (6,179)
     Other ......................................           (34)                --                (60)              37
                                                    -----------       ------------       ------------      -----------
         Total other income (expense) ...........       (46,073)           (10,776)            (3,819)         (10,681)
                                                    -----------       ------------       ------------      -----------

Loss before reorganization items and
   extraordinary item............................       (61,846)           (19,931)           (12,131)         (20,359)
Reorganization items
     Reorganization costs........................        (4,724)            (2,709)                --               --
     Adjust accounts to fair value...............            --             (3,221)                --               --
                                                    -----------       ------------       ------------      -----------
         Total reorganization items..............        (4,724)            (5,930)                --               --
                                                    -----------       ------------       ------------      -----------

Loss before extraordinary item...................       (66,570)           (25,861)           (12,131)         (20,359)
Extraordinary item:
     Gain on extinguishment of debt..............            --             88,781                 --               --
                                                    -----------       ------------       ------------      -----------
Net income (loss)................................   $   (66,570)      $     62,920       $    (12,131)     $   (20,359)
                                                    ===========       ============       ============      ===========

Basic and diluted earnings (loss) per share:
   Before extraordinary item.....................   $     (6.15)      $      (2.39)      $      (1.21)     $     (2.04)
   Extraordinary item............................            --               8.20                 --               --
                                                    -----------       ------------       ------------      -----------
   Net income (loss).............................   $     (6.15)      $       5.81       $      (1.21)     $     (2.04)
                                                    ===========       ============       ============      ===========

 Weighted average number of shares
   Outstanding during the year/period............   10,824,594        10,824,594         10,000,000        10,000,000
                                                    ==========        ==========         ==========        ==========


        See accompanying notes to the consolidated financial statements.

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIIENCY)
                      AND OTHER COMPREHENSIVE INCOME (LOSS)

         FOR THE YEAR ENDED DECEMBER 31, 2001 (SUCCESSOR), FOR THE FIVE
              MONTHS AND ELEVEN DAYS PERIOD ENDED DECEMBER 31, 2000
         (SUCCESSOR), FOR THE SIX MONTHS AND TWENTY DAYS ENDED JULY 20,
    2000 (PREDECESSOR) AND FOR THE YEAR ENDED DECEMBER 31, 1999 (PREDECESSOR)

                 (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


                                                                                             CUMULATIVE
                                          COMMON STOCK          ADDITIONAL                     OTHER
                                     ----------------------     PAID-IN       ACCUMULATED   COMPREHENSIVE
                                     SHARES       PAR VALUE      CAPITAL        DEFICIT     INCOME (LOSS)       TOTAL
                                     ------       ---------     ----------    -----------   -------------       -----
PREDECESSOR BALANCE AT
   DECEMBER 31, 1998..........       10,824,594     $  108    $   45,657       $ (63,655)       $ (3,877)     $  (21,767)
Cumulative translation
   adjustment.................               --         --            --              --        $ (3,305)     $   (3,305)
Net loss......................               --         --            --       $ (66,570)             --      $  (66,570)
                                                                                                            -------------
Comprehensive loss...........                                                                                 $  (69,875)
                                 --------------- ------------ ------------ ---------------- --------------- -------------

PREDECESSOR BALANCE AT
   DECEMBER 31, 1999..........       10,824,594     $  108    $   45,657       $(130,225)       $ (7,182)     $  (91,642)
Cumulative translation
   adjustment.................               --         --            --              --        $  1,683      $    1,683
Net income....................               --         --            --       $  62,920              --      $   62,920
                                                                                                            -------------
Comprehensive income.........                                                                                 $   64,603
Effect of reorganization and
   fresh-start accounting:                   --         --            --              --              --              --
   Cancellation of Predecessor
     equity...................     (10,824,594)     $ (108)           --              --              --      $     (108)
   Issuance of new shares
     pursuant to the Plan of
     Reorganization...........       10,000,000     $  100    $   17,423              --              --      $   17,523
   Fresh-start accounting
    valuation adjustment......               --         --    $  (41,412)      $  67,305        $  5,499      $   31,392
                                 --------------- ------------ ------------ ---------------- --------------- -------------

SUCCESSOR BALANCE AT JULY 21,
   2000.......................       10,000,000     $  100    $   21,668              --              --      $   21,768
Stock compensation............               --         --    $    3,270              --              --      $    3,270
Cumulative translation
   adjustment.................               --         --            --              --        $ (1,819)     $   (1,819)
Net loss......................               --         --            --       $ (12,131)                     $  (12,131)
                                                                                                            -------------
Comprehensive loss...........                                                                                 $  (13,950)
                                 --------------- ------------ ------------ ---------------- --------------- -------------

SUCCESSOR BALANCE AT
   DECEMBER 31, 2000..........       10,000,000     $  100    $   24,938       $ (12,131)       $ (1,819)     $  $11,088
Cumulative translation
   adjustment.................               --         --            --              --        $   (774)     $     (774)
Net loss......................               --         --            --       $ (20,359)             --      $  (20,359)
                                                                                                            -------------
Comprehensive loss...........                                                                                 $  (21,133)
                                 --------------- ------------ ------------ ---------------- --------------- -------------

SUCCESSOR BALANCE AT
   DECEMBER 31, 2001..........       10,000,000     $  100    $   24,938       $ (32,490)       $ (2,593)     $  (10,045)
                                     ==========     ======    = ========       ==========       =========     ===========

        See accompanying notes to the consolidated financial statements.

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (IN THOUSANDS OF US DOLLARS)

                                                                 PREDECESSOR                               SUCCESSOR
                                                      -----------------------------------     ------------------------------------
                                                                            SIX MONTHS         FIVE MONTHS
                                                                            AND TWENTY          AND ELEVEN
                                                        YEAR ENDED          DAYS ENDED          DAYS ENDED          YEAR ENDED
                                                       DECEMBER 31,          JULY 20,          DECEMBER 31,        DECEMBER 31,
                                                           1999                2000                2000                2001
                                                      ----------------    ---------------     ---------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)...............................      $   (66,570)              62,920             (12,131)           (20,359)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
     Depreciation and amortization..............           14,669                6,442               5,257              8,020
     Provision for doubtful accounts............            1,337                  548               1,123              1,633
     Amortization of debt issuance costs........            1,677                   --                  --                 --
     Deferred installation fees.................             (737)                (392)                (33)               (91)
     (Gain) loss on disposal of equipment.......               --                 (197)               (147)                47
     Foreign exchange loss......................           24,553                3,745               2,303              6,179
     Stock compensation.........................               --                   --               3,270                 --
     Adjust accounts to fair value..............               --                3,221                  --                 --
     Gain on extinguishment of debt.............               --              (88,781)                 --                 --
Changes in operating assets and liabilities:
     Accounts receivable........................           (1,422)                 626              (1,330)            (1,042)
     Prepaid expenses and other current assets..           (4,092)                 (59)              1,409                345
     Other assets...............................              286               (2,106)               (740)              (679)
     Accounts payable...........................            4,369                  142              (3,414)              (158)
     Payroll and other benefits payable.........             (685)                 738                (419)              (718)
     Accrued interest...........................           18,025              (15,074)              1,867              4,861
     Reserve for tax, labor proceedings and
       other contingencies......................               --                   --                (357)               912
     Accrued liabilities .......................            3,403                  492                 958              1,800
     Payment on matured foreign exchange derivative
       contracts................................               --               (2,161)                 --                 --
     Sale of operating loss carryforwards.......               --                   --                 669                212
                                                      ----------------    ---------------     ---------------    -----------------
Net cash provided by (used in) operating activities        (5,187)             (29,896)             (1,715)               962
                                                      ----------------    ---------------     ---------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment.......           (3,002)              (4,633)             (2,767)            (2,274)
Sales of equipment..............................               --                  709                 450                 --
                                                      ----------------    ---------------     ---------------    -----------------
Net cash used in investing activities...........           (3,002)              (3,924)             (2,317)            (2,274)

Effect of exchange rate changes on cash and cash
 equivalents....................................           (7,128)                 (94)               (371)              (188)
Net change in cash and cash equivalents.........          (15,317)             (33,914)             (4,403)            (1,500)
Cash and cash equivalents at beginning of period           57,492               42,175               8,261              3,858
                                                      ----------------    ---------------     ---------------    -----------------
Cash and cash equivalents at end of period......      $    42,175         $      8,261        $      3,858       $      2,358
                                                      ================    ===============     ===============    =================
Interest paid...................................      $        --         $     25,000        $         --       $         --
                                                      ----------------    ---------------     ---------------    -----------------
SUPPLEMENTAL NONCASH FINANCING AND INVESTING
ACTIVITIES:
Accrued interest on loan refinanced.............      $        --         $         --        $      4,200       $      4,845


        See accompanying notes to the consolidated financial statements.

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (IN THOUSANDS OF US DOLLARS, UNLESS OTHERWISE INDICATED)

         1.  Principal Operations
             --------------------

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

         In accordance with the terms of the Plan of Reorganization, the TV Filme Senior Note holders received a $25 million cash payment and their existing notes were converted into (i) secured notes in the aggregate principal amount of $35 million, due 2004, at an interest rate of 12% per annum (the "12% Senior Secured Notes"), and (ii) 80% of the new common equity of the reorganized company. Current management received 15% of the new common equity, and the existing common stockholders of TV Filme received 5% of the new common equity of the reorganized company. Shares granted to current management have been expensed in the financial statements of the successor based on the fair value at that date. They have been expensed in the period as there are no contractual requirements in connection with the issuance of these shares. TV Filme's stock option plan and outstanding stock options under the plan were cancelled. ITSA Ltd. (the reorganized company) is a Cayman Islands holding company and is the successor issuer to TV Filme. The TV Filme Senior Notes were cancelled upon surrender. The 12% Senior Secured Notes were issued by ITSA-Intercontinental Telecommunicacoes Ltda., a wholly-owned subsidiary of the Company.

         Stockholders (Deficiency)

         The Company's management is concentrating its efforts to address the Company's negative stockholders equity and negative working capital. To this end, the Company has initiated the short-term action of reducing selling, general and administrative expenses. In the near term, the Company intends to restructure its organization and downsize its work force, renegotiate its supply contracts, and create a Survey and Development Group to provide the Company with new services and products.

         Future Operations and Liquidity

         The Company has incurred operating losses since inception and had a working capital and stockholders' deficiency at December 31, 2001. Operating losses are expected to continue in the future until such time as the Company is successful in securing a subscriber base capable of generating a significantly higher level of operating revenues.

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

         2. Summary of Significant Accounting Policies.
            ------------------------------------------

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

         The Company's operating subsidiaries included in the consolidated financial statements are:


                                                                                      OWNERSHIP INTEREST AS OF
                                                                                            DECEMBER 31,
                                                                                   -------------------------------
        OWNED SYSTEMS                                                                  2000              2001
        -------------                                                              -------------     -------------

        TV Filme Servicos Ltda                                                         100%              100%
        TV Filme Brasilia Servicos de Telecomunicacoes Ltda                            100%              100%
        TV Filme Goiania Servicos de Telecomunicacoes Ltda                             100%              100%
        TV Filme Belem Servicos de Telecomunicacoes Ltda                               100%              100%
        TV Filme Programadora  Servicos de Telecomunicacoes Ltda                       100%              100%
        TV Filme Operacoes Ltda                                                        100%              100%
        Link Express Servicos e Telecomunicacoes Ltda (1)                              100%              100%




         -----------------

         (1) On March 28, 2000, the Company established Link Express Servicos e Telcomunicacoes Ltda. to operate in the high-speed Internet and data communication market.

         Revenue Recognition

         Pay Television Services. The Company charges subscribers for its pay television services on a monthly basis. Subscription revenues are recorded in the month the service is provided. The Company also charges subscribers a fee for the installation of the equipment and connections necessary to receive the pay television services. Installation fees, net of direct sales costs specifically incurred for the acquisition or origination of a new customer contract, are deferred and recognized over a period of four years, the average life of a subscriber. Revenues from magazine and electronic advertising sales are recognized as services are rendered.

         Internet Access and Data Communication Services. The Company charges subscribers for its Internet access and data communication services on a monthly basis. Subscription revenues are recorded in the month the service is provided.

         The Company has client acceptance and discontinuance of service policies and procedures to ensure revenue collectibity is reasonably assured.

         Provision for Doubtful Accounts

         The provision for doubtful accounts is established in an amount that is considered sufficient to cover any probable losses on realization of the accounts receivable from the Company's customers and is recorded in selling, general and administrative expenses. The Company's accounting policy for establishing the provision is consistent with the billing and collection process and historical experience. This provision is established progressively as follows:

           OVERDUE BILLS          COLLECTION PROCESS         % LOSS PROVIDED FOR
           -------------          ------------------         -------------------
            1 to 30 days  Administrative collection;                  5
                          disconnect service after 7 days,
                          with no further revenue
                          recognition

           31 to 60 days  Administrative collection; cancel           50
                          contract after 60 days

            Over 61 days  Administrative collection; cancel          100
                          contract after 60 days

         Property, Plant and Equipment

         Property, plant and equipment are stated at cost. The Company capitalizes materials, subcontractor costs, labor and overhead incurred associated with initial subscriber installations.

         Depreciation is computed on the straight-line basis using estimated useful lives ranging from five to ten years for buildings and leasehold improvements (limited to the shorter of the lease term or the useful life) and five years for machinery and equipment, furniture and fixtures. Depreciation expense for leased assets is included in depreciation expense.

         Depreciation of property, plant and equipment is provided using the straight-line method based on the estimated useful lives. The application of the Company's property, plant and equipment accounting policies also includes estimates, assumptions, and judgments by management with respect to the estimated useful lives. Changes in circumstances, such as technological advances, changes to the Company's business model or changes in the Company's capital and investment strategy, can result in the actual useful lives differing from the prior estimates. As a result, management may revise useful lives which may result in the useful lives for certain asset categories being either shortened or extended, depending on the judgments made by the Company.


         Use of Estimates

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         Advertising Expense

         The Company expenses all advertising costs as they are incurred. Advertising expenses amounted to $1,073 in 1999, $921 and $397 for the periods ended July 20, 2000 and December 31, 2000, respectively, and $884 in 2001.

         Recoverability of Long-Lived Assets to be Held and Used in the Business

         The Company uses the provisions of SFAS No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" to evaluate the need to record impairment on its property, plant and equipment, reorganization value in excess of amounts allocable to identifiable assets and licenses. In accordance with this standard, the Company periodically evaluates the carrying value of long-lived assets to be held and used, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than their carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value market value of the assets. The Company has performed a review of its long-lived assets and concluded that the Company's evaluation of its ability to recover the carrying value of its long-lived assets was not impaired at December 31, 2001. This assessment was based upon projections of future operations that assumed certain levels of revenues, subscribers and gross margin percentages would be achieved. There is no assurance that the Company will be successful in achieving these levels of revenues, subscribers and gross margin percentages. If the Company is unable to achieve such projections of future operations, it could result in a significant impairment provision being recorded in future periods related to its investment in its long-lived assets.

         Reorganization Value in Excess of Amounts Allocable to Identifiable Assets

         The excess value recorded in conjunction with fresh-start accounting is being amortized on a straight-line basis over a period of 10 years. Amortization expense for the five months and eleven days ended December 31, 2000 (Successor) and for the year ended December 31, 2001 was $1,352 and $2,099, respectively.

                                                          SUCCESSOR
                                                -----------------------------
                                                DECEMBER 31,    DECEMBER 31,
                                                    2000            2001
                                                --------------  -------------

Reorganization value in excess of amounts
   allocable to identifiable assets............    $ 28,335       $ 23,612
Accumulated amortization.......................      (1,352)        (3,451)
                                                  ----------     ----------
                                                   $ 26,983      $  20,161
                                                   =========      =========


         Licenses

         Licenses are comprised of wireless and data communications licenses, which are amortized on a straight-line basis over the period of the license. Amortization expense for the year ended December 31, 1999 (Predecessor), the six months and twenty days ended July 20, 2000 (Predecessor), the five months and eleven days ended December 31, 2000 (Successor) and the year ended December 31, 2001 (Successor) was $1,105, $141, $115 and $290, respectively.

         Income Taxes

         The Company uses the asset and liability method for the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income tax assets and liabilities are determined for differences between financial statements tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The computation is based on enacted tax laws and rules applicable to periods in which the temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Future adjustments to such valuation allowance could have a significant impact on the Company's financial condition and results of operations.

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

         Recoverable Taxes

         The Company also records recoverable taxes, which are generally taxes withheld at the source and other prepaid taxes that are generally recovered by an offset to future taxes or a refund from the applicable governmental bodies. Recoverable taxes could arise from federal, state and municipal authorities.

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

         New Accounting Pronouncements

         During June 1998, the Financial Accounting Standards Board ("FASB") issued statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative and Hedging Activities." SFAS 133 established accounting and reporting standards requiring that all derivative financial instruments (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized in earnings unless specific hedge accounting criteria are met. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("SFAS 138"), which amends SFAS 133 for certain derivative instruments and certain hegding activities. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The effect of adopting SFAS 133, as amended, beginning January 1, 2001 did not have a material impact on the Company's consolidated financial statements.

         During December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements." SAB 101 sets forth certain of the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 beginning January 1, 2000, and the adoption did not have a material effect on the Company's results of operations or financial position.

         During June 2001, FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16 ("APB 16"), "Business Combinations" and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations within the scope of SFAS 141 are to be accounted for using the purchase method. In addition, SFAS 141 requires that intangible assets be recognized as assets apart from goodwill if they meet two criteria: the contractual-legal criterion or the separability criterion. To assist in identifying acquired intangible assets, SFAS 141 also provides a list of intangible assets that meet either of those criteria. In addition to the disclosure requirements prescribed in APB 16, SFAS 141 requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. SFAS 141 also requires that when the amounts of goodwill and intangible assets acquired are significant to the purchase price paid, disclosure of other information about those assets must be provided, such as the amount of goodwill by reportable segment and the amount of the purchase price assigned to each major intangible asset class. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. SFAS 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has commenced the process of evaluating the impact of the provisions of SFAS 141 on its consolidated financial position and results of operations, and at this time, is still determining the possible impact of the adoption of this new accounting standard.

         During June 2001, FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 supersedes APB Opinion No. 17, "Intangible Assets" and also amends SFAS 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of," to exclude from its scope goodwill and intangible assets that are not amortized. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been issued. The Company has commenced the process of evaluating the impact of the provisions of SFAS 142 on its consolidated financial position and results of operations, and at this time, is still determining the possible impact of the adoption of this new accounting standard.

         During June 2001, FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 basically requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Under SFAS 143, the liability for an asset retirement obligation is discounted and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. In addition, disclosure requirements contained in SFAS No. 143 will provide more information about asset retirement obligations. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with earlier application encouraged. The Company has commenced the process of evaluating the impact of the provisions of SFAS 143 on its financial statements and is still evaluating if the implementation of SFAS 143 will have a material impact on the Company's financial position and results of operations.

         During August 2001, FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains SFAS No. 121 fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 ("APB 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or it is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those years, with early application encouraged. The Company has commenced the process of evaluating the impact of the provisions of SFAS 144 on its consolidated financial position and results of operations, and at this time, is still determining the possible impact of the adoption of this new accounting standard.

         3.  Reorganization and Fresh-Start Reporting
             ----------------------------------------

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

         The effect of the plan of reorganization and adoption of fresh-start reporting was as follows:

                                                                 DEBT       EXCHANGE      FRESH
                                           PRE-CONFIRMATION    DISCHARGE    OF STOCK      START      REORGANIZED
                                          ------------------- ------------ ------------ ----------- --------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents............       $  36,163        $(27,902)   $       --  $        --        $8,261
   Accounts receivable, net.............           1,380               --           --          --          1,380
   Prepaid expense and other current
    assets..............................           6,964                                                    6,964
                                          ------------------- ------------ ------------ ----------- --------------
       Total current assets                       44,507         (27,902)           --          --         16,605

Property, plant and equipment, net                25,369               --           --     (3,221)         22,148
Reorganization value in excess of
   amounts allocable to identifiable
   assets...............................              --               --           --      31,413         31,413
Licenses................................           5,638               --           --          --          5,638
Other assets............................             380               --           --          --            380

                                          ------------------- ------------ ------------ ----------- --------------
TOTAL ASSETS............................       $  75,894        $(27,902)  $        --     $28,192        $76,184
                                          =================== ============ ============ =========== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable.....................       $   9,908         $(2,902)  $        --  $       --         $7,006
   Payroll and other benefits payable...           2,243               --           --          --          2,243
   Accrued interest payable.............          28,646         (26,196)           --          --          2,450
   Accrued liabilities and taxes payable           7,238               --           --          --          7,238
   Senior notes in default..............         140,000        (140,000)           --          --             --
                                          ------------------- ------------ ------------ ----------- --------------


                                                                 DEBT       EXCHANGE    FRESH
                                           PRE-CONFIRMATION    DISCHARGE    OF STOCK      START      REORGANIZED
                                          ------------------- ------------ ------------ ----------- --------------
      Total Current Liabilities.........             188,035    (169,098)           --          --         18,937

12% Senior Secured Notes................                  --       35,000           --          --         35,000
Deferred installation fees..............                 479           --           --          --            479

Minority Interest.......................                (21)           --           --          21             --

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock.........................                 108           86         (94)          --            100
   Additional paid-in capital...........              45,657       17,329           94    (41,412)         21,668
   Accumulated deficit..................           (152,865)       88,781           --      64,084             --
   Cumulative translation adjustment....             (5,499)           --           --       5,499             --
                                          ------------------- ------------ ------------ ----------- --------------
      Total stockholders' equity
         (deficiency)...................           (112,599)      106,196           --      28,171         21,768
                                          ------------------- ------------ ------------ ----------- --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)...................             $75,894    $(27,902)  $        --     $28,192        $76,184
                                          =================== ============ ============ =========== ==============


         4.  Accounts Receivable, net
             ------------------------

         Accounts receivable, net were comprised of the following:

                                                           SUCCESSOR
                                                 -----------------------------
                                                 DECEMBER 31,    DECEMBER 31,
                                                     2000            2001
                                                 --------------  -------------

Monthly fee...................................          $ 454           $301
Installation fee..............................             59             23
Advertising...................................            204             55
Other.........................................            884            771
Provision for doubtful accounts...............          (807)          (561)
                                                        -----           ----
                                                        $ 794           $589
                                                        =====           ====


         5.  Prepaid Expenses and Other Current Assets
             -----------------------------------------

         Prepaid expenses and other current assets were comprised of the following:

                                                       SUCCESSOR
                                             ----------------------------
                                             DECEMBER 31,    DECEMBER 31,
                                                 2000            2001
                                             ------------    ------------

Prepaid expenses..........................            $99           $105
Advances to suppliers.....................            101            309
Other current assets......................             25             33
                                                     ----           ----
                                                     $225           $447
                                                     ====           ====

         6.  Property, Plant and Equipment
             -----------------------------

         Property, plant and equipment were comprised of the following:


                                                           SUCCESSOR
                                                 ------------------------------
                                                 DECEMBER 31,      DECEMBER 31,
                                                     2000              2001
                                                 ------------      ------------

         Land.................................   $     855          $     780
         Building and leasehold improvements..          67                158
         Machinery and equipment..............       7,751              8,364
         Furniture and fixtures...............         234                278
         Installation costs...................      13,893             13,239
                                                 ---------          ---------
                                                    22,800             22,819
         Accumulated depreciation.............      (3,651)            (9,154)
                                                 ---------          ---------
                                                 $  19,149          $  13,665
                                                 ---------          ---------

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

         7.  Licenses
             --------

         Licenses were comprised of the following:

                                                      SUCCESSOR
                                             ---------------------------
                                             DECEMBER 31,   DECEMBER 31,
                                                 2000           2001
                                             ------------   ------------

Licenses..................................      $ 5,647         $4,971
Accumulated amortization..................        (536)          (647)
                                                -------        -------
                                                 $5,111         $4,324

         8.  Accrued Liabilities and Taxes Payable
             -------------------------------------

         Accrued liabilities and taxes payable were comprised of the following:

                                                          SUCCESSOR
                                                -----------------------------
                                                DECEMBER 31,    DECEMBER 31,
                                                    2000            2001
                                                --------------  -------------
  Accrued Liabilities:

  Prepaid customer............................     $ 628           $ 632
  Other accrued liabilities...................        27              94
                                                  -------         -------
                                                     655             726
  Taxes Payable:

  COFINS......................................     $ 261           $  69
  PIS.........................................       295             208
  IRRF........................................       488           1,010
  ICMS........................................       175           1,419
  ISS.........................................        61              90
  Other taxes.................................        --              24
                                                  -------         -------
                                                   1,280           2,820
                                                  -------         -------
  Total accrued liabilities and taxes payable.    $1,935          $3,546
                                                  =======         =======

         9.  12% Senior Secured Notes
             ------------------------

         The 12% Senior Secured Notes ($44,045 and $39,200 outstanding at December 31, 2001 and 2000, respectively) are U.S. dollar denominated and are due on December 20, 2004. Interest payments are due on June 20 and December 20 of each year until maturity. Interest is payable in kind at the Company's option through its first four payment dates. The Company exercised its option at December 31, 2001 and issued additional notes for the $9,045 interest accrued to that date representing three of the four exempted payment dates. The 12% Senior Secured Notes are secured by all of the assets of the Company. In the event of a default on the 12% Senior Secured Notes, 25% of the lenders thereunder may declare the unpaid principal or, and any accrued interest on, all the 12% Senior Secured Notes to be due and payable immediately. In the event the Company becomes subject to a voluntary or involuntary insolvency proceeding, the 12% Senior Secured Notes become immediately due and payable.

         10.  Capital
              -------

         At December 31, 2000 and 2001 there were no funds available for dividends.

         11.  Income Taxes
              ------------

         Income taxes are provided based upon the tax laws and rates in Brazil. All income has been earned in Brazil and the Company is not subject to income tax in the Cayman Islands on income earned outside of Cayman Islands.

         The income taxes computed at Brazil's statutory rate are reconciled to income tax expense.



                                                           PREDECESSOR                     SUCCESSOR
                                                    --------------------------   -----------------------------
                                                                    SIX MONTHS    FIVE MONTHS
                                                                    AND TWENTY     AND ELEVEN
                                                      YEAR ENDED    DAYS ENDED     DAYS ENDED      YEAR ENDED
                                                     DECEMBER 31,    JULY 20,     DECEMBER 31,    DECEMBER 31,
                                                         1999          2000           2000            2001
                                                     ------------   ----------    ------------    ------------

Income taxes (benefit) at
      Brazilian statutory rate (34%)..............      $(22,648)    $ 21,393        $(3,013)       $ (6,922)
Other permanent differences including effect
    of exchange variation on tax loss carry-
    forward and sales of tax losses...............         3,876        4,859          3,965          11,356
Non taxable forgiveness of debt...................            --      (30,185)            --              --
Effect of change in tax rate......................           667           --             --              --
Increase (decrease) in valuation allowance........        18,105        3,933           (952)         (4,434)
                                                        --------    ---------       ---------       ---------
  Tax expense......................................     $     --    $      --       $     --        $     --
                                                        ========    =========       =========       =========


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

         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The approximate effect of temporary differences was as follows:

                                                          SUCCESSOR
                                                 ---------------------------
                                                 DECEMBER 31,   DECEMBER 31,
                                                     2000           2001
                                                 ------------   ------------
Deferred tax assets
   Net operating loss carryforwards............   $   39,132     $  33,517
   Deferred installation fees..................          138            85
   Other.......................................        3,398         2,780
                                                  ----------     ---------
                                                      42,668        36,382
   Valuation allowance.........................      (39,927)      (35,483)
                                                  ----------     ---------
                                                      (2,741)         (889)

Deferred tax liabilities
   Fixed assets................................       (2,741)         (889)
                                                  ----------     ---------

Net deferred tax assets........................   $      --      $      --
                                                  ==========     =========

         12.  Tax and Labor Contingencies
              ---------------------------

         The Company is party to certain legal proceedings arising in the normal course of business, and has made provisions when it believes that it can reasonably estimate probable losses. The Company believes that the provisions made are sufficient to cover probable losses and does not believe there is a reasonable possibility of any material losses in excess of the amounts provided. In connection with some of these proceedings, the Company has made judicial deposits, which will only be released upon a favorable judgment. Under Brazilian law, in certain litigation in which monetary claims are asserted against the Company, the Company is required to make certain deposits into an escrow account designated by the applicable court. The amount to be deposited is determined based on the nature and amount of the claim against the Company as well as other factors considered by the court. In the event of a judgment favorable to the Company, these escrowed funds will be returned to the Company. On the other hand, in the event of an unfavorable resolution of the legal claim, these deposits will be applied as a payment to the plaintiff in the litigation.

         The position of such provisions for tax, labor claims and other litigation were as follows:

                                                          SUCCESSOR
                                                 ------------------------------
                                                 DECEMBER 31,      DECEMBER 31,
                                                     2000              2001
                                                 ------------      ------------

Tax contingencies..............................    $ 3,960            $ 4,709
Other contingencies............................      1,356                587
                                                   -------           --------
                                                   $ 5,316            $ 5,296
                                                   =======            =======

         Besides the matters described above, the Company is involved as a plaintiff or defendant in a variety of routine litigation incidental to the normal course of business. Management believes, based on the opinion of legal counsel, that it has adequate defenses or insurance protection with respect to such litigation and that any losses therefrom, whether or not insured, would not have a material adverse effect on the consolidated results of operations or consolidated financial position of the Company.

         13.  Commitments
              -----------

         The Company leases, under operating leases, office space and vehicles, and has entered into various transmission tower rental agreements.

         Rent expense amounted to approximately $2,527 in 1999, $847 and $677 for the periods ended July 20, 2000 and December 31, 2000, respectively, and $1,291 in 2001. A substantial number of these rental agreements are renewed on a continuous basis.

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

         14.  Related Party Transactions
              --------------------------

         Through 1999, substantially all programming was supplied to the Company by a subsidiary of Tevecap S.A., a stockholder of the Company, pursuant to a programming contract. Amounts paid to such affiliate in 1999 were $7,643.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         ---------------------------------------------------------------

         On February 5, 2001, the Company appointed Arthur Andersen S.C., as the independent public accountants to audit the Company's financial statements for the fiscal year ending December 31, 2001. Arthur Andersen replaced the Company's prior independent accountants, Ernst & Young Auditores Independentes S.C. The Company dismissed Ernst & Young on May 3, 2001. The Company's Board of Directors approved the appointment of Arthur Andersen and the dismissal of Ernst & Young.

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

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning compensation for services in all capacities awarded to, earned by, or paid to, the Company's Chief Executive Officer and the only other executive officer of the Company whose aggregate cash and cash equivalent compensation in 2001 exceeded $100,000 (collectively, the "Named Executive Officers"):


                                                  ANNUAL COMPENSATION
                                     -------------------------------------------
                                                                      OTHER
                                                                      ANNUAL             ALL OTHER
     NAME AND POSITION       YEAR    SALARY ($)     BONUS ($)    COMPENSATION(1)    COMPENSATION ($)(2)
     -----------------       ----    ----------     ---------    ---------------    -------------------

Hermano Studart
   Lins de Albuquerque,....  2001      $203,000       $50,000     $   --                  $6,500
   Chief Executive Officer   2000       203,000        50,000     $   --                   6,500
                             1999       203,000            --     $   --                   6,500

Carlos Andre Studart
   Lins de Albuquerque,....  2001      $203,000       $50,000     $   --                  $6,500
   President, Chief          2000       203,000        50,000     $   --                   6,500
   Operating Officer and     1999       203,000                   $   --                   6,500
   acting Chief Financial
   Officer


---------------------

(1) No amounts have been reflected in this column for any Named Executive Officer because the aggregate value of perquisites and other personal benefits for each officer in the specified years was below the the lesser of $50,000 or 10% of the total of annual salary and bonus for such officer.

(2) Represents Company paid life insurance premiums. Does not include Ordinary Shares issued to Compex Holdings, a Cayman Islands corporation wholly-owned by the Company's management, in connection with the Company's reorganization. See Note 1 to the Company's consolidated financial statements.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

         The following table sets forth certain information regarding the beneficial ownership of the Company's Ordinary Shares, as of March 15, 2002, by
(i) each person known to the Company to be the beneficial owner of more than 5% of the Ordinary Shares, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group. All information with respect to beneficial ownership has been furnished to the Company by the respective stockholders of the Company.


                                                                                                 PERCENTAGE
                                                                                                     OF
NAME AND ADDRESS (1)                                                   NUMBER OF SHARES (2)       CLASS (2)
--------------------                                                   --------------------     -------------
Resurgence Asset Management, L.L.C., and related entities (3)
   10 New King Street
   First Floor
   White Plains, New York 10604.................................           3,400,914                   34.0%
Compex Holdings (4)
   c/o Maples & Calder, Attorneys at Law
   Ugland House
   P.O. Box 309 George Town
   Grand Cayman, Cayman Islands, British West Indies............           1,500,000                   15.0%
Various Singer Family Entities (5)
   25 Coligni Avenue
   New Rochelle, New York 10801.................................             848,313                    8.5%
Stephen Feinberg (6)
   450 Park Avenue
   28th Floor
   New York, New York 10022.....................................             572,001                    5.7%
Hermano Albuquerque (7).........................................             116,588                    1.2%
Carlos Andre Albuquerque (7)....................................             116,588                    1.2%
Savio Pinheiro..................................................                  --                    --
Steven A. Audi (8)..............................................                  --                    --
Luciano Puccini Medeiros........................................                  --                    --
All executive officers and directors
  as a group (5 persons) (7)(8).................................             233,176                    2.3%

-------------------

(1) Unless otherwise indicated above, the address for each stockholder identified above is ITSA Ltd. c/o ITSA-Intercontinental
         Telecomunicacoes Ltda, SCS Quadra 07-Bl.A, Ed. Torre Patio Brasil, Sala 601, 70.307-901 Brasilia-DF, Brazil.

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

(6) Based on information contained in Schedule 13G filed by Stephen Feinberg on March 1, 2001. As of July 25, 2000, 269,143 shares were owned by Cerberus International, Ltd., a corporation organized under the laws of the Bahamas ("International"), and 131,429 shares were owned by Cerberus Institutional Partners, L.P., a limited partnership organized under the laws of Delaware ("Institutional"). In addition, as of such date, 171,429 shares were owned in the aggregate by certain private investment funds (collectively, the "Funds"). Stephen Feinberg possesses sole power to vote and direct the disposition of all Ordinary Shares owned by each of International, Institutional and the Funds.

(7)      Does not include shares owned by Compex Holdings.  See note 4 above.

(8) Does not include shares owned by the Resurgence Entities. See note 3 above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
         ----------------------------------------------------------------

(A)      1.   Financial Statements.
              --------------------

         The financial statements are included in Part II, Item 8 of this Report.

         2. Financial Statement Schedules and Supplementary Information Required to be Submitted.
              -----------------------------------------------------------

         All schedules have been omitted because they are inapplicable or the required information is shown in the consolidated financial statements or notes.

(B)      Reports on Form 8-K.
         -------------------

         No Current Reports on Form 8-K were filed by the Company during the fourth quarter of 2001.

(C)      Index to Exhibits.
         -----------------

         The following is a list of all Exhibits filed as part of this Report:

     EXHIBIT
     NUMBER                           DESCRIPTION OF DOCUMENT
     -------                          -----------------------

      *2.1        First Amended Disclosure Statement relating to the First
                  Amended Plan of Reorganization, dated February 29, 2000,
                  approved by the U.S. Bankruptcy Court for the District of
                  Delaware on March 1, 2000 (incorporated by reference to
                  Exhibit 2.1 to TV Filme's Annual Report on Form 10-K for the
                  year ended December 31, 1999, File No. 0-28670 ("TV Filme's
                  1999 10-K")).
      *2.2        First Amended Plan of Reorganization under Chapter 11 of the
                  Bankruptcy Code, dated February 29, 2000 (incorporated by
                  reference to Exhibit 2.2 to TV Filme's 1999 10-K).
      *2.3        Reorganization and Transfer Agreement, dated as of July 20,
                  2000, by and between TV Filme, Inc., a Delaware corporation, and ITSA Ltd., a Cayman Islands corporation (incorporated
                  herein by reference to Exhibit 2.1 to the Company's Current
                  Report on Form 8-K, filed on August 5, 2000, File No.
                  0-31247).
      *3.1(i)     Memorandum of Association of ITSA Ltd. (incorporated herein by reference to Exhibit 3.1(i) to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2000, File No.
                  0-31247 ("2000 10-K")).
      *3.1(ii)    Articles of Association of ITSA Ltd. (incorporated herein by reference to Exhibit 3.1(ii) to the 2000 10-K).
      *4.1        Indenture, dated as of July 20, 2000, among
                  ITSA-Intercontinental Telecomunicacoes Ltda., as issuer, the several Guarantors named therein, and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000, File No. 0-31247).
      *4.2        Supplement No. 1 to Indenture, dated as of December 18, 2000, among ITSA-Intercontinental Telecomunicacoes Ltda., as issuer, the several Guarantors named therein, and The Bank of New
                  York, as trustee (incorporated herein by reference to Exhibit
                  4.11 to the 2000 10-K).
      *4.3        Note, dated as of July 20, 2000, of  ITSA-Intercontinental
                  Telecomunicacoes  Ltda. to Cede & Co. (incorporated herein by reference to Exhibit 4.12 to the 2000 10-K).
    **10.1        Employment  Agreement,  dated as of July 20,  2000, entered into by and among ITSA Ltd., ITSA Intercontinental
                  Telecommunicacoes Ltda. and Mr. Hermano Studart Lins de
                  Albuquerque.+
    **10.2        Employment  Agreement,  dated as of  July 20,2000,  entered into by and among ITSA Ltd., ITSA Intercontinental
                  Telecommunicacoes Ltda. and Mr. Carlos Andre Studart Lins de
                  Albuquerque.+
     *10.3        Restructuring  Agreement,  dated  January 24, 2000 by and
                  among TV Filme,  Inc. and Specified  Holders (incorporated herein by reference to Exhibit 10.11 to TV Filme's 1999 10-K).
     *10.4        Master  Security  Agreement  made  by  ITSA  Ltd.,  Filme Sub,
                  Inc.,  ITSA-Intercontinental Telecomunicacoes  Ltda.  and
                  certain  subsidiaries  thereof  in favor of HSBC Bank  USA, as
                  Collateral  Agent,  dated as of July 20, 2000  (incorporated herein by  reference to Exhibit 10.10 to the 2000 10-K).
    **21          List of Subsidiaries of ITSA Ltd.
    **24          Powers of Attorney (Appears on signature page).
    **99.1        Letter  to the  Securities  and  Exchange  Commission
                  regarding  conduct  of audit by Arthur Andersen S.C.
   ***99.2        Certification  Pursuant to 18. U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   ***99.3        Certification  Pursuant to 18. U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sabarnes-Oxley Act of 2002.
------------
 +       Management contract or compensatory plan or arrangement.
 *       Incorporated herein by reference.
**       Previously filed.
***      Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


February 21, 2003                   ITSA LTD.



                                    By: /s/ Hermano Studart Lins de Albuquerque
                                       ----------------------------------------
                                       Hermano Studart Lins de Albuquerque
                                       Chief Executive Officer

         I, Hermano Studart Lins de Albuquerque, certify that:

1.   I have reviewed this annual report on Form 10-K/A of ITSA Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  February 21, 2003


                                    By: /s/ Hermano Studart Lins de Albuquerque
                                       ----------------------------------------
                                       Hermano Studart Lins de Albuquerque
                                       Chief Executive Officer


         I, Carlos Andre Studart Lins de Albuquerque, certify that:

1.   I have reviewed this annual report on Form 10-K/A of ITSA Ltd.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date:  February 21, 2003


                              By:  /s/ Carlos Andre Studart Lins de Albuquerque
                                 ----------------------------------------------
                                 Carlos Andre Studart Lins de Albuquerque
                                 Acting Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

     EXHIBIT
     NUMBER                          DESCRIPTION OF DOCUMENT
     -------                         -----------------------

     *2.1         First Amended Disclosure Statement relating to the First
                  Amended Plan of Reorganization, dated February 29, 2000,
                  approved by the U.S. Bankruptcy Court for the District of
                  Delaware on March 1, 2000 (incorporated by reference to
                  Exhibit 2.1 to TV Filme's Annual Report on Form 10-K for the
                  year ended December 31, 1999, File No. 0-28670 ("TV Filme's
                  1999 10-K")).
     *2.2         First Amended Plan of Reorganization under Chapter 11 of the
                  Bankruptcy Code, dated February 29, 2000 (incorporated by
                  reference to Exhibit 2.2 to TV Filme's 1999 10-K).
     *2.3         Reorganization and Transfer Agreement, dated as of July 20,
                  2000, by and between TV Filme, Inc., a Delaware corporation, and ITSA Ltd., a Cayman Islands corporation (incorporated
                  herein by reference to Exhibit 2.1 to the Company's Current
                  Report on Form 8-K, filed on August 5, 2000, File No.
                  0-31247).
     *3.1(i)      Memorandum of Association of ITSA Ltd. (incorporated herein by reference to Exhibit 3.1(i) to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 2000, File No.
                  0--31247 ("2000 10-K")).
     *3.1(ii)     Articles of Association of ITSA Ltd. (incorporated herein by reference to Exhibit 3.1(ii) to the 2000 10-K).
     *4.1         Indenture, dated as of July 20, 2000, among
                  ITSA-Intercontinental Telecomunicacoes Ltda., as issuer, the several Guarantors named therein, and The Bank of New York, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the period ending June 30, 2000, File No. 0-31247)
     *4.2         Supplement No. 1 to Indenture, dated as of December 18, 2000, among ITSA-Intercontinental Telecomunicacoes Ltda., as issuer, the several Guarantors named therein, and The Bank of New
                  York, as trustee (incorporated herein by reference to Exhibit
                  4.11 to the 2000 10-K).
     *4.3         Note, dated as of July 20, 2000, of ITSA-Intercontinental
                  Telecomunicacoes Ltda. to Cede & Co. (incorporated by
                  reference to Exhibit 4.12 to the 2000 10-K).
   **10.1         Employment Agreement, dated as of July 20, 2000, entered into by and among ITSA Ltd., ITSA Intercontinental
                  Telecommunicacoes Ltda. and Mr. Hermano Studart Lins de
                  Albuquerque.+
   **10.2         Employment Agreement, dated as of July 20, 2000, entered into by and among ITSA Ltd., ITSA Intercontinental
                  Telecommunicacoes Ltda. and Mr. Carlos Andre Studart Lins de
                  Albuquerque.+
    *10.3         Restructuring Agreement, dated January 24, 2000 by and among
                  TV Filme, Inc. and Specified Holders (incorporated herein by reference to Exhibit 10.11 to TV Filme's 1999 10-K).
    *10.4         Master Security Agreement made by ITSA Ltd., Filme Sub, Inc.,
                  ITSA-Intercontinental Telecomunicacoes Ltda. and certain
                  subsidiaries thereof in favor of HSBC Bank USA, as Collateral
                  Agent, dated as of July 20, 2000 (incorporated herein by
                  reference to Exhibit 10.10 to the 2000 10-K).
   **21           List of Subsidiaries of ITSA Ltd.
   **24           Powers of Attorney (Appears on signature page).
   **99.1         Letter to the Securities and Exchange Commission regarding conduct of audit by Arthur Andersen S.C.
  ***99.2         Certification Pursuant to 18. U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  ***99.3         Certification  Pursuant to 18. U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------
 +       Management contract or compensatory plan or arrangement.
 *       Incorporated herein by reference.
**       Previously filed.
***      Filed herewith