Form 10-Q/A
period 2002-03-31
ITSA LTD
filed 2003-02-21
CIK 1120796

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                   FORM 10-Q/A

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________to________________


                                    ITSA LTD.
             (Exact name of Registrant as Specified in its Charter)

                         Commission File Number: 0-31247

          CAYMAN ISLANDS                                    NOT APPLICABLE
(State or Other Jurisdiction of                  (I.R.S. Employer Identification
 Incorporation or Organization)                   Number)

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class                                          Outstanding
               -----                                          -----------

         Ordinary Shares, par value $0.01                     10,000,000 shares
         per share.                                           as of May 15, 2002

================================================================================

                                    ITSA LTD.



                                      INDEX


                                                                                                  Page No.
                                                                                                  --------




PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Consolidated Balance Sheets as of December 31, 2001 (Audited)
           and March 31, 2002 (Unaudited and Restated)...........................................        2

           Unaudited Consolidated Statements of Operations for the Three Months
           Ended March 31, 2001 and March 31, 2002 (Restated)....................................        3

           Consolidated Statements of Changes in Stockholders' Deficiency and Other
           Comprehensive Loss for the Year Ended December 31, 2001 (Audited)
           and the Three Months Ended March 31, 2002 (Unaudited and Restated)....................        4

           Unaudited Consolidated Statements of Cash Flows for the Three Months Ended
           March 31, 2001 and March 31, 2002 (Restated)..........................................        5

           Notes to Unaudited Consolidated Financial Statements..................................        6

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.............................................................       14

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk............................       20


PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings.....................................................................       22

ITEM 2.    Changes in Securities and Use of Proceeds.............................................       22

ITEM 3.    Defaults Upon Senior Securities.......................................................       22

ITEM 4.    Submission of Matters to a Vote of Security Holders...................................       22

ITEM 5.    Other Information.....................................................................       22

ITEM 6.    Exhibits and Reports on Form 8-K......................................................       22

SIGNATURES.......................................................................................       23


           ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                          (IN THOUSANDS OF US DOLLARS)


                                                                                  AUDITED                    UNADITED
                                                                                  -------                    --------
                                                                             DECEMBER 31, 2001            MARCH 31, 2002

ASSETS                                                                                                    (as Restated - see
                                                                                                                Note 4)
Current assets:
     Cash and cash equivalents..................................                $        2,358            $         2,880
     Trade accounts receivable, less allowance of $561 at
         Decembeer 31, 2001 and $589 at March 31, 2002..........                           589                        388
     Prepaid expenses and other current assets..................                           447                        503
                                                                              -----------------         ------------------
          Total current assets..................................                         3,394                      3,771

Non-current assets:
     Recoverable taxes..........................................                         2,711                      2,834
     Judicial deposits..........................................                         1,259                      1,529
     Other assets...............................................                           985                        969

     Property, plant and equipment, net.........................                        13,665                     13,077
     Reorganization value in excess of amounts allocable to
         identifiable assets (see note 4).......................                        20,161                          -
     Licenses...................................................                         4,324                      4,216
                                                                              -----------------         ------------------
         Total non-current assets...............................                        43,105                     22,625

                                                                              -----------------         ------------------
             Total assets.......................................                $      46,499             $        26,396
                                                                              =================         ==================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Accounts payable...........................................                $        2,560            $         2,919
     Payroll and other benefits payable.........................                           699                        648
     Accrued interest payable...................................                           147                      1,468
     Accrued liabilities and taxes payable......................                         3,546                      4,055
                                                                              -----------------         ------------------
         Total current liabilities..............................                         6,952                      9,090

Non-current liabilities:
     12% Senior Secured Notes...................................                        44,045                     44,045
     Deferred installation fees.................................                           251                        248
     Reserve for tax, labor proceedings and other
         contingencies..........................................                         5,296                      5,270
                                                                              -----------------         ------------------
         Total non-current liabilities..........................                        49,592                     49,563

Stockholders' deficiency:
     Common stock, $.01 par value,
         shares authorized - 20,000,000 at December 31, 2001 and
         March 31, 2002; shares issued and outstanding -
         10,000,000 at December 31, 2001 and March 31, 2002                                100                        100
     Additional paid-in capital.................................                        24,938                     24,938
     Accumulated deficit........................................                      (32,490)                    (54,701)
     Cumulative other comprehensive loss........................                       (2,593)                     (2,594)
                                                                              -----------------         ------------------
        Total stockholders' deficiency..........................                      (10,045)                    (32,257)
                                                                              -----------------         ------------------
        Total liabilities and stockholders' deficiency..........                $      46,499             $        26,396
                                                                              =================         ==================

        See accompanying notes to the consolidated financial statements.

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS OF US DOLLARS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)





                                                                     THREE MONTHS ENDED MARCH 31,
                                                              ---------------------------------------
                                                                      2001                 2002
                                                              -----------------        --------------
                                                                                      (as Restated - see
                                                                                             Note 4)
    Revenues................................................  $          6,408     $           4,797
    Operating costs and expenses:
         System operating (exclusive of depreciation and
            amortization shown below).......................             3,657                 2,572
         Selling, general and administrative (exclusive of
            depreciation and amortization shown below)......             4,323                 1,996
         Depreciation and amortization......................             2,668                   988
                                                              -----------------    ------------------
            Total operating costs and expenses..............            10,648                 5,556
                                                              -----------------    ------------------
            Operating loss..................................           (4,240)                 (759)

    Other income (expense):
         Interest and other expense.........................           (1,258)               (1,387)
         Interest and other income..........................              174                   151
         Foreign exchange loss..............................           (3,950)                  (55)
                                                              -----------------    ------------------
            Total other expense, net........................           (5,034)               (1,291)
                                                              -----------------    ------------------

    Loss before cumulative effect of change in accounting
       principle............................................  $        (9,274)     $         (2,050)
    Cumulative effect of change in accounting principle, net
       of tax (see note 4)..................................  $            --      $        (20,161)
                                                              -----------------    ------------------

    Net loss................................................  $        (9,274)     $        (22,211)
                                                              =================    ==================

    Basic and diluted net loss per share before cumulative
       effect of change in accounting principle.............  $         (0.93)     $          (0.20)
                                                              =================    ==================
    Basic and diluted loss per share from cumulative effect
       of change in accounting principle, net of tax........  $             --     $          (2.02)
                                                              =================    ==================

    Basic and diluted net loss per share....................  $         (0.93)     $          (2.22)
                                                              =================    ==================

    Weighted average number of shares outstanding...........            10,000                10,000




        See accompanying notes to the consolidated financial statements.





            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                          AND OTHER COMPREHENSIVE LOSS

 FOR YEAR ENDED DECEMBER 31, 2001 (AUDITED) AND FOR THE THREE MONTHS ENDED MARCH 31, 2002
                            (UNAUDITED AND RESTATED)
                 (IN THOUSANDS OF US DOLLARS, EXCEPT SHARE DATA)


                                                                                                  CUMULATIVE
                                         COMMON STOCK          ADDITIONAL                           OTHER
                                   --------------------------   PAID-IN       ACCUMULATED       COMPREHENSIVE
                                       SHARES      PAR VALUE     CAPITAL        DEFICIT             LOSS           TOTAL
                                       ------      ---------   ----------     -----------       -------------      -----
BALANCE AT
   DECEMBER 31, 2000..........       10,000,000         $100      $24,938       $(12,131)           $(1,819)     $  11,088
Cumulative translation
 adjustment...................               --           --           --             --            $  (774)     $    (774)
Net loss......................               --           --           --       $(20,359)                --      $ (20,359)
                                                                                                                -------------
Comprehensive loss............                                                                                   $ (21,133)
                                   ------------------------------------------------------------------------------------------

BALANCE AT
   DECEMBER 31, 2001..........       10,000,000         $100      $24,938       $(32,490)           $(2,593)     $ (10,045)

Cumulative translation
 adjustment...................               --           --           --             --            $    (1)     $      (1)
Net loss......................               --           --           --       $(22,211)                --      $ (22,211)
                                                                                                                -------------
Comprehensive loss............                                                                                   $ (22,212)
                                   ------------------------------------------------------------------------------------------

BALANCE AT
   MARCH 31, 2002.............       10,000,000         $100      $24,938       $ (54,701)          $ (2,594)    $ (32,257)
                                     ==========         ====      =======       ==========          =========    ==========


                         See accompanying notes to the consolidated financial statements.


            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (IN THOUSANDS OF US DOLLARS)
                                   (UNAUDITED)



                                                                  THREE MONTHS ENDED MARCH 31,
                                                         --------------------------------------------
                                                               2001                     2002
                                                         -----------------      ---------------------
                                                                                 (as Restated - see
                                                                                        Note 4)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss..............................................   $         (9,274)          $        (22,211)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
   Depreciation and amortization......................              2,668                        988
   Cumulative effect of change in accounting
      principle, net of tax...........................                 --                     20,161
   Provision for doubtful accounts....................                508                        251
   Deferred installation fees.........................                (51)                        (3)
   Gain on disposal of property, plant and equipment..                (15)                        --
   Foreign exchange loss..............................              3,950                         55
Changes in operating assets and liabilities:
   Accounts receivable................................               (654)                       (54)
   Prepaid expenses and other current assets..........                918                       (179)
   Other assets.......................................                184                       (251)
   Accounts payable...................................                530                        369
   Payroll and other accrued benefits.................                (79)                       (49)
   Accrued interest...................................              1,176                      1,311
   Accrued liabilities and taxes payable..............               (379)                       407
   Sale of operating loss carryforwards...............                264                         --
                                                         -----------------         ------------------
Net cash provided by (used in) operating activities...               (254)                       795
                                                         -----------------         ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment.............               (903)                      (283)
Sales of property, plant and equipment................                166                         --
                                                         -----------------         ------------------
Net cash used in investing activities.................               (737)                      (283)
                                                         -----------------         ------------------

Effect of exchange rate changes on cash and cash
   equivalents........................................               (298)                        10
                                                         -----------------         ------------------
Net increase (decrease) in cash and cash equivalents..             (1,289)                       522

Cash and cash equivalents at beginning of period......   $          3,858          $           2,358
                                                         -----------------         ------------------
Cash and cash equivalents at end of period............   $          2,569          $           2,880
                                                         =================         ==================

SUPPLEMENTAL NONCASH FINANCING AND INVESTING
ACTIVITIES:
Accrued interest on loans refinanced..................   $             --          $           1,320




        See accompanying notes to the consolidated financial statements.

            ITSA LTD. (SUCCESSOR TO TV FILME, INC.) AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (IN THOUSANDS OF US DOLLARS, UNLESS OTHERWISE INDICATED)
                            (UNAUDITED AND RESTATED)

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

         Stockholders (Deficiency)

         The Company's management is concentrating its efforts to address the Company's negative stockholders' equity and negative working capital. To this end, the Company initiated and still continues to undertake a short-term action plan of reducing selling, general and administrative expenses. Further, the Company continues its efforts to restructuring its organization and downsizing its work force, renegotiating its supply contracts, and creating a Survey and Development Group to provide the Company with new services and products.

         Future Operations and Liquidity

         The Company has incurred operating losses since inception and had a working capital and stockholders' deficiency at March 31, 2002. Operating losses are expected to continue in the future until such time as the Company is successful in securing a subscriber base capable of generating a significantly higher level of operating revenues.

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

         B.  BASIS OF PRESENTATION

         The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

         Internet Access and Data Communication Services. The Company charges subscribers for its Internet access services and data communication services on a monthly basis. Subscription revenues are recorded in the month the service is provided.

         The Company has client acceptance and discontinuance of service policies and procedures to ensure revenues collectibility is reasonably assured.

         Provision for Doubtful Accounts

         The provision for doubtful accounts is established in an amount which is considered sufficient to cover any probable losses on realization of the accounts receivable from the Company's customers and is recorded in selling, general and administrative expenses. The Company's accounting policy for establishing the provision is consistent with the billing and collection process and historical experience. This provision is established progressively as follows:




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

         Recoverability of Long-Lived Assets to be Held and Used in the Business

         The Company follows the provisions of SFAS No. 144 "Accounting for the Impairment of Disposal of Long-lived Assets" to evaluate the need to record impairment on its property, plant and equipment and licenses. The Company periodically evaluates the carrying value of long-lived assets to be held and used, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted operating cash flow from such assets is less than their carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value market value of the assets. This assessment is based upon projections of future operations that assume certain levels of revenues, subscribers and gross margin percentages would be achieved. There is no assurance that the Company will be successful in achieving these levels of revenues, subscribers and gross margin percentages. If the Company is unable to achieve such projections of future operations, it could result in a significant impairment provision being recorded in future periods related to its investment in its long-lived assets.

         Licenses

         Licenses are comprised of wireless and data communications licenses, which are amortized on a straight-line basis over the period of the license. Amortization expense for the three months ended March 31, 2001 and 2002 was $71 and $70, respectively.






                                                        MARCH 31,      MARCH 31,
                                                          2001          2002
                                                     -------------  ------------



Licenses..........................................        $ 5,109        $4,954
Accumulated amortization..........................           (458)         (738)
                                                          $ 4,651        $4,216
                                                          =======        ======


           Estimated Amortization Expense:

                    For quarter ended 03/31/2003                  $ 280
                    For quarter ended 03/31/2004                  $ 280
                    For quarter ended 03/31/2005                  $ 280

         Income Taxes

         The Company uses the asset and liability method for the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income tax assets and liabilities are determined for differences between financial statements tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The computation is based on enacted tax laws and rules applicable to periods in which the temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Future adjustments to such valuation allowances could have a significant impact in the Company's financial condition and results of operations.

         New Accounting Pronouncements

         During June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16 ("APB 16"), "Business Combinations" and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of SFAS 141 are to be accounted for using the purchase method. In addition, SFAS 141 requires that intangible assets be recognized as assets apart from goodwill if they meet two criteria: the contractual-legal criterion or the separability criterion. To assist in identifying acquired intangible assets, SFAS 141 also provides a list of intangible assets that meet either of those criteria. In addition to the disclosure requirements prescribed in APB 16, SFAS 141 requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. SFAS 141 also requires that when the amounts of goodwill and intangible assets acquired are significant to the purchase price paid, disclosure of other information about those assets is provided, such as the amount of goodwill by reportable segment and the amount of the purchase price assigned to each major intangible asset class. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001. SFAS 141 also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company has adopted the provisions of SFAS 141 and such adoption did not have a material impact on the Company's consolidated financial position and results of operations.

         During June 2001, FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS 142 supersedes APB Opinion No. 17 ("APB 17"), "Intangible Assets" and also amends SFAS 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of," to exclude from its scope goodwill and intangible assets that are not amortized. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 does not permit the amortization of goodwill as required by APB 17. Rather, goodwill will be subject to a periodic impairment test, using a two-step process. The first step is to identify a potential impairment. The second step of the goodwill impairment test measures the amount of the impairment loss, using a fair value-based approach. Under SFAS 142, Reorganization Value in Excess of Amounts Allocable to Identifiable Assets ("ERV") shall be reported and accounted for in the same manner as goodwill. Upon adoption of this statement on January 1, 2002, the Company, based on an independent valuation of the Company, recorded an impairment loss of $20,161 on ERV. The impairment loss of $20,161 was recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations as of January 1, 2002, resulting in a restatement of the net loss and loss per share. In addition, a valuation allowance for 100% of the related tax benefit of approximately $6,855 resulting from this impairment loss has been recognized due to the current uncertainty regarding the realization of this asset.

         The following table shows the effect on the three months ended March 31, 2002 of applying the change in accounting principle retroactively:


                                                                         THREE MONTHS ENDED
                                                                           MARCH 31, 2002
                                                                   -----------------------------


         Reported net loss.....................................   $                  (2,050)
         Cumulative effect of change in accounting principle...                     (20,161)
                                                                   =============================

         Adjusted net loss.....................................   $                 (22,211)
                                                                   =============================

         Basic and diluted reported net loss per share before
           cumulative effect of change in accounting principle.   $                   (0.20)
                                                                   =============================

         Basic and diluted loss per share from cumulative
           effect of change in accounting principle, net
           of tax..............................................   $                   (2.02)
                                                                   =============================


         Basic and diluted adjusted net loss per share.........   $                   (2.22)
                                                                   =============================


         Weighted average number of shares outstanding.........                       10,000


         During June 2001, FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 basically requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Under SFAS 143, the liability for an asset retirement obligation is discounted and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. In addition, disclosure requirements contained in SFAS 143 will provide more information about asset retirement obligations. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with earlier application encouraged. The Company has evaluated the impact of the provisions of SFAS 143 on its financial statements and believes that the adoption of SFAS 143 will not have a material impact on the Company's financial position and results of operations.

         During August 2001, FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," but retains SFAS 121 fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 ("APB 30"), "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or it is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS 144 on January 1, 2002. The adoption of SFAS 142 did not have a material impact on the Company's consolidated financial position and results of operations.

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

         The effect of the plan of reorganization and adoption of fresh-start reporting was as follows:



                                                             DEBT       EXCHANGE      FRESH
                                      PRE-CONFIRMATION     DISCHARGE    OF STOCK      START     REORGANIZED
                                      ------------------  ------------ ------------ ---------- --------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents........  $          36,163   $  (27,902)   $     --    $       --   $      8,261
   Accounts receivable, net.........              1,380           --          --            --          1,380
   Prepaid expense and other current
    assets.........................               6,964                                                 6,964
                                      -----------------   ----------    --------    ----------   ------------
     Total current assets...........             44,507      (27,902)         --            --         16,605

Property, plant and equipment.......             25,369           --          --        (3,221)        22,148
Reorganization value in excess of
   amounts allocable to identifiable
   assets...........................                 --           --          --        31,413         31,413
Licenses............................              5,638           --          --            --          5,638
Other assets........................                380           --          --            --            380

                                      -----------------   ----------    --------    ----------   ------------
TOTAL ASSETS........................  $          75,894   $  (27,902)   $     --    $   28,192   $     76,184
                                      =================   ==========    ========    ==========   ============

                                                             DEBT       EXCHANGE      FRESH
                                      PRE-CONFIRMATION     DISCHARGE    OF STOCK      START     REORGANIZED
                                      ------------------  ------------ ------------ ---------- --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)

CURRENT LIABILITIES
   Accounts payable.................  $           9,908   $   (2,902)   $     --    $       --   $      7,006
   Payroll and other accrued benefits             2,243           --          --            --          2,243
   Accrued interest.................             28,646      (26,196)         --            --          2,450
   Accrued liabilities and taxes
    payable.........................              7,238           --          --            --          7,238
   Senior notes in default..........            140,000     (140,000)         --            --             --
                                      -----------------  -----------    --------    ----------   ------------
     Total current liabilities......            188,035     (169,098)         --            --         18,937

12% Senior Secured Notes............                 --       35,000          --            --         35,000
Deferred installation fees..........                479           --          --            --            479

Minority interest...................               (21)           --          --            21             --

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock.....................                108           86         (94)           --            100
   Additional paid-in capital.......             45,657       17,329          94       (41,412)        21,668
   Accumulated deficit..............           (152,865)      88,781          --        64,084             --
Cumulative translation adjustment                (5,499)          --          --         5,499             --
                                      -----------------   ----------    --------    ----------   ------------
     Total stockholders' equity                (112,599)     106,196          --        28,171         21,768
      (deficiency)..................


                                      -----------------  -----------    --------    ----------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)...............  $          75,894   $  (27,902)    $    --    $   28,192   $     76,184
                                      ==================  ============  =========== ===========  ============


4.       REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCABLE TO IDENTIFIABLE
         ASSETS

         Until December 31, 2001, the Company's reorganization value in excess of amounts allocable to identifiable assets, or ERV, was being amortized over ten years. During June 2001, FASB issued SFAS 142. SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB 17. SFAS 142 also amends SFAS 121 to exclude from its scope goodwill and intangible assets that are not amortized. SFAS 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 does not permit the amortization of goodwill as required by APB 17. Rather, goodwill will be subject to a periodic impairment test, using a two-step process. The first step is to identify a potential impairment. The second step of the goodwill impairment test measures the amount of the impairment loss, using a fair value-based approach. Under SFAS 142, ERV shall be reported and accounted for in the same manner as goodwill. Upon adoption of this statement on January 1, 2002, the Company, based on an independent valuation of the Company, recorded an impairment loss of $20,161 on ERV. The impairment loss of $20,161 was recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations as of January 1, 2002, resulting in a restatement of the net loss and loss per share. In addition, a valuation allowance for 100% of the related tax benefit of approximately $6,855 resulting from this impairment loss has been recognized due to the current uncertainty regarding the realization of this asset.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

         Statements in this Quarterly Report on Form 10-Q/A that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. Forward-looking statements include: statements regarding the Company's expansion plans, the start-up of certain operations and trends affecting the Company's financial condition and results of operations, including the Company's ability to meet future cash requirements. All forward-looking statements in this Report are based on information available to the Company as of the date of this Report and the Company assumes no obligation to update any such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth below under "Certain Factors Which May Affect the Company's Future Results."

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

         The following table is included solely for use in comparative analysis of results of operations, and to complement management's discussions and analysis:



                                                                                            THREE MONTHS
                                                       THREE MONTHS                            ENDED
                                                      ENDED MARCH 31,       % OF           MARCH 31, 2002            % OF
                                                           2001            REVENUE         (AS RESTATED)            REVENUE
                                                     ------------------------------------------------------------------------------
                                                          (IN THOUSANDS OF US DOLLARS, EXCEPT SUBSCRIBER AND PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenues............................................   $       6,408          100%       $         4,797                 100%
Operating costs and expenses:
     System operating (exclusive of depreciation
       and amortization shown below)................           3,657           57%                 2,572                  54%
     Selling, general and administrative
      (exclusive of depreciation and amortization
        shown below)................................           4,323           67%                 1,996                  42%
     Depreciation and amortization..................           2,668           42%                   988                  21%
                                                     ----------------  ----------------- -----------------   ----------------
         Total operating costs and expenses.........          10,648          166%                 5,556                 116%
                                                     ----------------  ----------------- -----------------   ----------------
         Operating loss.............................          (4,240)         (66%)                 (759)                (16%)

Other income (expense):
     Interest and other expense.....................          (1,258)         (20%)               (1,387)               (29%)
     Interest and other income......................             174            3%                   151                  3%
                                                         ------------  -----------------    --------------   ----------------
     Interest and other income (expense), net.......          (1,084)         (17%)               (1,236)               (26%)
     Foreign exchange loss..........................          (3,950)         (62%)                  (55)                (1%)
                                                     ----------------  ----------------- -----------------   ----------------
         Total other expense, net...................          (5,034)         (79%)               (1,291)               (27%)
                                                     ================  ================= =================   ================

                                       14



                                                                                            THREE MONTHS
                                                       THREE MONTHS                            ENDED
                                                      ENDED MARCH 31,       % OF           MARCH 31, 2002            % OF
                                                           2001            REVENUE         (AS RESTATED)            REVENUE
                                                     ------------------------------------------------------------------------------
                                                          (IN THOUSANDS OF US DOLLARS, EXCEPT SUBSCRIBER AND PER SHARE DATA)


Loss before cumulative effect of change in
   accounting principle.............................   $     (9,274)         (145%)      $        (2,050)              (43%)

Cumulative effect of change in accounting
   principle, net of tax............................   $           -            -        $       (20,161)             (420%)

         Net loss...................................   $     (9,274)         (145%)      $       (22,211)             (463%)

Basic and diluted net loss per share before
   cumulative effect of change in accounting
   principle........................................   $      (0.93)                     $         (0.20)
                                                     ================                    =================

Basic and diluted loss per share from
   cumulative effect of change in accounting
   principle, net of tax............................   $      (0.93)                     $         (2.02)
                                                     ================                    =================

Basic and diluted net loss per share................   $      (0.93)                     $         (2.22)
                                                     ================                    =================
Weighted average number of shares outstanding.......          10,000                              10,000

BALANCE SHEET DATA:
Working capital (deficiency)........................   $        (850)                    $        (5,319)
Property, plant and equipment, net..................          16,789                              13,977
Total assets........................................          54,265                              26,396
Total long-term debt................................          39,200                              44,045
Stockholders' equity (deficiency)...................           1,985                             (32,257)

OTHER DATA:
Number of subscribers at end of period..............          82,630                              66,492
                                                     ================                    =================
Exchange rate (R $: US $) at end of period..........        2.1616:1                            2.3236:1
                                                     ================                    ================


         REVENUES. The Company's revenues consist primarily of subscription revenues (which are principally monthly fees paid by subscribers for the Company's pay television and Internet access and data communication services and equipment use), installation fees and advertising revenues. The Company's revenues for the three months ended March 31, 2002 decreased by 25% compared to the three months ended March 31, 2001, primarily due to a decrease in the average number of subscribers.

         SYSTEM OPERATING EXPENSES. System operating expenses include programming costs, certain payroll and employee benefit costs, vehicle rentals, the costs of providing the Mais TV magazine and other costs. For the three months ended March 31, 2002, system operating expenses decreased by 30% compared to the three months ended March 31, 2001, primarily due to a reduction of the Company's costs (Payroll and Benefits, programming costs, vehicle rentals) resulting from the decrease in the average number of subscribers.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses include certain payroll and employee benefit costs, rental costs, advertising and promotional expenses and other administrative expenses. For the three months ended March 31, 2002, SG&A expenses decreased by 54% compared to the three months ended March 31, 2001, primarily due to the reorganization of the Company's internal structure, which consisted of a reduction in the number of employees and in other administrative expenses.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization includes depreciation of systems, equipment, installation material and amortization of licenses. For the three months ended March 31, 2002, depreciation and amortization decreased by 63% compared to the three months ended March 31, 2001, primarily due to assets becoming fully depreciated and the fact that the Company's reorganization value in excess of amounts allocable to identifiable assets was not amortized in the three months ended March 31, 2002 in accordance with SFAS No.142.

         INTEREST EXPENSE. For the three months ended March 31, 2002, interest expense increased by 10% compared to the three months ended March 31, 2001, primarily due to a increase in liability position from $39,200 to $44,045 in the mentioned periods.

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

         LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. For the three months ended March 31, 2002, loss before cumulative effect of change in accounting principle decreased by 78% compared to the three months ended March 31, 2001, primarily due to the reorganization of the Company's internal structure, which consisted of a reduction in the number of employees and in administrative and system operating expenses.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. The Company adopted SFAS No. 142 and recorded the effects of adoption in March 2002 on a cumulative effect basis as of the first day of the 2002 fiscal year. Under SFAS No. 142, the Company was required to perform an impairment analysis of its ERV. The impairment loss of $20,161 was recognized as the cumulative effect of change in accounting principle in the Company's consolidated statement of operations (as restated).

         NET LOSS. For the three months ended March 31, 2002, net loss increased by 140% compared to the three months ended March 31, 2001, primarily due to the adoption of the SFAS No. 142 and the impairment loss recognized as a result of the Company's impairment analysis of its ERV.

LIQUIDITY AND CAPITAL RESOURCES


                                                                             THREE MONTHS ENDED MARCH 31,
                                                                              ---------------------------
                                                                                2001              2002
                                                                                ----              ----
          CASH FLOWS DATA :
          Net cash provided by (used in) operating activities.........     $     (254)         $    795
          Net cash used in investing activities.......................           (737)             (283)
          Net cash used in financing activities.......................             --               --
          Capital expenditures........................................            737               283



         Although the Company generated net cash provided by operating activities of $795,000 during the first quarter of 2002, loss before cumulative effect of change in accounting principle amounted to $2,050,000. Net cash provided by operating activities in the first quarter of 2002 can be attributed to depreciation and amortization of $988, cumulative effect of change in accounting principle, net of tax of $20,161,000, provision for doubtful accounts of $251,000and foreign exchange loss of $55,000, which are items or adjustments that are made to reconcile the net loss to cash provided by operating activities. In addition, accounts payable and accrued liabilities increased by $2,038,000 in the first quarter of 2002 as compared to the first quarter of 2001. Net cash used in operating activities of $254,000 in the first quarter of 2001 primarily resulted from operating losses experienced during the first quarter of 2001.

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

         The Company's Ordinary Shares are currently tradable in the over-the-counter market and are listed on the OTC Bulletin Board. The effects of shares trading in the over-the-counter market, as opposed and to being listed on a national exchange, include, without limitation, the limited release of market prices of the Ordinary Shares, limited news coverage of the Company, and restriction of investors' interest in the Company. These factors may have a significant adverse effect on the trading market and prices for the Ordinary Shares, thereby affecting the Company's ability to issue additional securities or secure additional financing. In addition, because the Ordinary Shares are deemed penny stock under the Securities Enforcement Penny Stock Reform Act of 1990, additional disclosure is required in connection with trading in the Ordinary Shares, including delivery of a disclosure schedule explaining the nature and risk of the penny stock market. These requirements could further limit the liquidity of the Ordinary Shares.

         The Company made capital expenditures of approximately $0.3 million and $0.8 million during the three months ended March 31, 2002 and 2001, respectively. These capital expenditures were financed with available cash.

         The Company had approximately $2.9 and $2.6 million in cash and cash equivalents during the three months ended March 31, 2002 and 2001, respectively. The Company has incurred operating losses since inception and had a working capital and stockholders' deficiency of $5,319,000 and $32,257,000, respectively at March 31, 2002. Operating losses are expected to continue in the future until such time as the Company is successful in securing a subscriber base capable of generating a significantly higher level of operating revenues.

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

         In developing its subscriber base, the Company initially adopted an aggressive policy of adding new subscribers, which included relaxed customer credit requirements. Since 1997, and especially during 1998 and 1999, Brazil has suffered economic downturns that resulted in increases in the Company's past-due accounts. The Company's business is affected by its customers' ability to pay for the services they receive. If the Brazilian economy worsens because of a decrease in the level of economic activity, devaluation of the real, inflation or an increase in domestic interest rates, then a greater portion of the Company's customers may not be able to pay their bills, which would increase the Company's bad debts and provision for doubtful accounts. The economic recession in the United States of America that commenced in 2001, coupled with investor reluctance to invest in developing countries after the September 11, 2001 terrorist attacks in the U.S., contributed to bring an economic slowdown and unemployment in Brazil. This is turn has led to higher interest rates and greater devaluation. Higher interest rates and devaluation generally result in a significant decrease in purchasing power of Brazilian consumers, resulting in a decrease in the demand for services, such as cable television services, and higher accounts receivable delinquency. All of the foregoing has contributed to an increase in the Company's level of past-due accounts. Past-due balances have had a significant adverse effect on the Company's liquidity and financial condition since increases in these balances reduce the amount of funds available to meet its working capital, debt service and capital expenditure requirements. To mitigate the effects of this situation, since 2000, the Company has implemented a program to strengthen its customer credit requirements policy and to reduce the number of days past due bills are permitted to be outstanding before disconnecting service. Furthermore, the Company's adoption of its pre-paid subscription service, Mais TV, is also intended to minimize the level of the Company's past-due accounts and its impact on the Company's financial condition. The Company decreased its allowance for uncollectible accounts by $505,000 in the first quarter of 2001 and $92,000 in the first quarter of 2002. These amounts represented approximately 7% and 2% of gross revenues for the three months ended March 31, 2001 and 2002, respectively. As a result, the Company reduced its accounts receivable balance from approximately $0.6 million at March 31, 2001 to approximately $0.4 million at March 31, 2002, and reduced its allowance for doubtful accounts from approximately $0.8 million at March 31, 2001 to approximately $0.6 million at March 31, 2002.

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

         The Company's financial statements reflect foreign exchange gains and losses associated with monetary assets and liabilities denominated in currencies other than the real. As a result, the devaluation of the real against the U.S. dollar has caused, and is expected to cause, for the foreseeable future, the Company to record a loss associated with its U.S. dollar monetary liabilities and a gain associated with its U.S. dollar monetary assets. Given that the Company has a net U.S. dollar monetary liability position, the net effect of the devaluation of the real against the U.S. dollar is to generate losses in the Company's financial statements. In order to protect against a possible further devaluation of the real, the Company may from time to time enter into certain derivative foreign exchange contracts. As of and for the year ended December 31, 2001 and the quarter ended March 31, 2002, respectively, the Company did not have any derivative instruments outstanding.

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

         THE COMPANY IS IN A COMPETITIVE BUSINESS. The Company faces potential competition from hardwire cable operators, direct broadcasting satellite systems ("DBS"), local off-air VHF/UHF channels, telecommunications operators, home videocassette recorders and out-of-home theaters. Currently, there are three DBS providers in Brazil and the private telephone companies have started offering high-speed Internet access services, using DSL technologies, in some markets. Legislative, regulatory and technological developments may result in additional and significant competition. Many of the Company's actual and potential competitors have greater financial, marketing and other resources than does the Company.

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

         The Company manages its risk exposure on its available cash held in reais by purchasing, from time to time, foreign currency exchange contracts which have the effect of "locking-in" a dollar based exchange rate for the Company's cash held in Brazil. No such contracts were outstanding as of March 31, 2001 and 2002.

         The Company currently believes that the cost of managing risk exposure to its dollar-denominated debt and expenses is too high to warrant an attempt at mitigating this risk.

         The Company's interest rate risk is considerably low because its only relevant financial instruments subject to market risk are its 12% Senior Secured Notes, which is fixed rate, U.S. dollar denominated debt due in 2004. Interest payments are due on June 20 and December 20 of each year until maturity. Interest is payable in kind at the Company's option through the June 20, 2002 interest payment. The table below provides information on the Company's outstanding debt as of March 31, 2002.



                                 -----------------------------------------------------------------------------
                                                             AS OF MARCH 31, 2002
                                 ---------------------------------------------------
                                                EXPECTED MATURITY DATE
                                                                           AFTER                     FAIR
                                    2000         2001         2002         2002         TOTAL      VALUE(1)
                                    ----         ----         ----         ----         -----      --------
                                                         (U.S. DOLLARS IN THOUSANDS)


Long-term debt:
U.S. dollars                           --            --           --         44,045       44,045       44,045
                                 --------     ---------   ----------         ------       ------       ------
Total long-term debt                   --            --           --         44,045       44,045       44,045
                                 --------     ---------   ----------         ------       ------       ------


---------------
(1) The fair value and the carrying amount in the balance sheet for the debt are basically the same since this debt carries terms and bears interest that are similar to those being currently offered in the market.

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

         None.

ITEM 5.  OTHER INFORMATION.
         -----------------

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

         (a)     Exhibits

         99.1 Certification Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         99.2 Certification Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sabarnes-Oxley Act of 2002.

         (b)    Reports on Form 8-K

         None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:   February 21, 2003

                              ITSA LTD.
                              --------------------------------------------------
                              (Registrant)

                              /s/  Hermano Studart Lins de Albuquerque
                              --------------------------------------------------
                              Hermano Studart Lins de Albuquerque
                              Chief Executive Officer (Principal
                              Executive Officer)


                              /s/  Carlos Andre Studart Lins de Albuquerque
                              --------------------------------------------------
                              Carlos Andre Studart Lins de Albuquerque
                              Acting Chief Financial Officer  (Principal
                              Financial and Accounting Officer)

         I, Hermano Studart Lins de Albuquerque, certify that:

1.   I have reviewed this quarterly report on Form 10-Q/A of ITSA Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  February 21, 2003


                              By: /s/ Hermano Studart Lins de Albuquerque
                                  ----------------------------------------------
                                  Hermano Studart Lins de Albuquerque
                                  Chief Executive Officer


         I, Carlos Andre Studart Lins de Albuquerque, certify that:

1.   I have reviewed this quarterly report on Form 10-Q/A of ITSA Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  February 21, 2003


                              By:  /s/  Carlos Andre Studart Lins de Albuquerque
                                   ---------------------------------------------
                                   Carlos Andre Studart Lins de Albuquerque
                                   Acting Chief Financial Officer

                                  EXHIBIT INDEX

   EXHIBIT
    NUMBER                      DESCRIPTION OF DOCUMENT
   -------                      -----------------------

     99.1 Certification Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     99.2 Certification Pursuant to 18. U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.